Form 10QSB
period 2000-09-30
WORLDNET INC OF NEVADA
filed 2000-11-07
CIK 1118233

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No.  000-31023

                           WorldNet, Inc. of Nevada
            (Exact name of registrant as specified in its charter)

        Nevada                                      88-0247824
 (State of incorporation)                         (I.R.S. Employer
                                                   Identification No.)

                       476 East South Temple, Suite 440
                          Salt Lake City, Utah 84111
                                (801) 323-2395
        (Address and telephone number of principal executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of October 23, 2000, the Registrant had a total of 17,500,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........9


                          PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K............................10

Signatures.................................................................11

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           WorldNet, Inc. of Nevada
                        (A Development Stage Company)
                             Financial Statements
                              September 30, 2000

                           WorldNet, Inc. of Nevada
                         (Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                   September 30,  December 31,
                                                        2000         1999
                                                   ------------- -------------
                                                     (Unaudited)

CURRENT ASSETS                                     $          -  $         -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $         -
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                   $     32,000  $     32,000
                                                   ------------- -------------

  Total Liabilities                                      32,000        32,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
  shares authorized; 17,500,000 shares
  issued and outstanding                                 17,500        17,500
Additional Paid in Capital                               38,500        38,500
Deficit Accumulated During the Development Stage        (88,000)      (88,000)
                                                   ------------- -------------

  Total Stockholders' Equity                            (32,000)      (32,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                           WorldNet, Inc. of Nevada
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                                  From
                          For the three For the three For the nine  For the nine  Inception on months ended  months ended  months ended  months ended  March 12, 1986
                          September 30, September 30, September 30, September 30, to September 30,
                          2000          1999          2000          1999          2000
                          ------------- ------------- ------------- ------------- --------------
REVENUES                  $          -  $          -  $          -  $          -  $           -
                          ------------- ------------- ------------- ------------- --------------

EXPENSES
  General & Administrative           -         8,000             -        24,000         88,000
                          ------------- ------------- ------------- ------------- --------------
    TOTAL EXPENSES                   -         8,000             -        24,000         88,000
                          ------------- ------------- ------------- ------------- --------------

NET INCOME(LOSS)          $          -  $     (8,000) $          -  $    (24,000) $     (88,000)
                          ============= ============= ============= ============= ==============

NET LOSS PER SHARE               0.000         0.000         0.000        (0.001)        (0.005)
                          ------------- ------------- ------------- ------------- --------------
WEIGHTED AVERAGE
  SHARES OUTSTANDING        17,500,000    17,500,000    17,500,000    17,500,000     17,333,334
                          ============= ============= ============= ============= ==============




                           WorldNet, Inc. of Nevada
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                       From
                                                         For the nine months ended     Inception on
                                                                September 30,          March 12, 1986
                                                         ----------------------------- to September 30,
                                                               2000         1999       2000
                                                         -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                               $           -  $      (8,000) $     (88,000)
  Less Non-Cash Items:
  Shares issued for services                                         -              -         39,000
  Depreciation & amortization                                        -              -         17,000
  Increase(Decrease) in accounts payable                             -          8,000         32,000
                                                         -------------- -------------- --------------

  Net Cash Provided(Used) by Operating Activities                    -              -              -
                                                         -------------- -------------- --------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by Investing Activities                    -              -              -
                                                         -------------- -------------- --------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by Financing Activities                    -              -              -
                                                         -------------- -------------- --------------

Increase in Cash                                                     -              -              -
                                                         -------------- -------------- --------------

Cash and Cash Equivalents at Beginning of Period                     -              -              -
                                                         -------------- -------------- --------------

Cash and Cash Equivalents at End of Period               $           -  $           -  $           -
                                                         ============== ============== ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights                      $           -  $           -  $      17,000
  Stock issued for services                              $           -  $           -  $      39,000
Cash Paid For:
  Interest                                               $           -  $           -  $           -
  Income Taxes                                           $           -  $           -  $           -

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2000

GENERAL
-------

Worldnet, Inc. of Nevada(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the three months ended March 31, 2000.

UNAUDITED INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "WorldNet," "we," "us," and "our" refer to WorldNet, Inc. of Nevada.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include but are not limited to economic conditions generally and in the industries in which WorldNet may participate; competition within WorldNet's chosen industry, including competition from much larger competitors; technological advances and failure by WorldNet to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had no cash on hand and total current liabilities of $32,000. The account payable is for legal and accounting fees paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months.
We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of WorldNet.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                    PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

     Exhibit          Description
     -------          -----------
     27               Financial Data Schedule

     (b)  Reports on Form 8-K.

          On September 13, 2000, we filed a current report on Form 8-K under
Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                   WorldNet, Inc. of Nevada



         11 - 7 - 00                   /s/ Don Mayer
Date: __________________          By: ______________________________________
                                          Don Mayer, President