Form 10QSB
period 2001-03-31
WORLDNET INC OF NEVADA
filed 2001-05-04
CIK 1118233

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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

                         #440, 476 East South Temple
                          Salt Lake City, Utah 84111
                                (801) 323-2395
        (Address and telephone number of principal executive offices and principal place of business)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

      As of April 25, 2001, the Registrant had a total of 17,500,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS




                           WorldNet, Inc. of Nevada

                        (A Development Stage Company)

                             Financial Statements

                                March 31, 2001

                           Worldnet, Inc. of Nevada
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                   $     32,000  $     32,000
                                                   ------------- -------------

  Total Liabilities                                      32,000        32,000
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
                                                   ============= =============

                           Worldnet, Inc. of Nevada
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                             From
                               For the three  For the three  Inception on
                               months ended   months ended   March 12, 1986
                               March 31, 2001 March 31, 2000 to March 31, 2001
                               -------------- -------------- ---------------

REVENUES                       $           -  $           -  $            -
                               -------------- -------------- ---------------
EXPENSES
  General & Administrative                 -              -          88,000
                               -------------- -------------- ---------------

    TOTAL EXPENSES                         -              -          88,000
                               -------------- -------------- ---------------

NET INCOME(LOSS)               $           -  $           -  $      (88,000)
                               ============== ============== ===============

NET LOSS PER SHARE             $           -  $           -  $        (0.01)
                               ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     17,500,000     17,500,000      17,340,532
                               ============== ============== ===============

                           Worldnet, Inc. of Nevada
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                    For the three months ended  Inception on
                                             March 31,          March 12, 1986
                                    --------------------------- to March 31,
                                        2001           2000     2001
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $          -  $          -  $    (88,000)
  Less Non-Cash Items:
  Shares issued for services                   -             -        39,000
  Depreciation & amortization                  -             -        17,000
  Increase(Decrease) in accounts
     payable                                   -             -        32,000
                                    ------------- ------------- -------------
  Net Cash Provided(Used) by
    Operating Activities                       -             -             -
                                    ------------- ------------- -------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by
    Investing Activities                       -             -             -
                                    ------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by
    Financing Activities                       -             -             -
                                    ------------- ------------- -------------

Increase in Cash                               -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                          -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $          -  $          -  $          -
                                    ============= ============= =============



Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights $          -  $          -  $     17,000
  Stock issued for services         $          -  $          -  $     39,000
Cash Paid For:
  Interest                          $          -  $          -  $          -
  Income Taxes                      $          -  $          -  $          -

                           WorldNet, Inc. of Nevada
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

WorldNet, Inc. of Nevada(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of March 31, 2001, we had no cash on hand and total current liabilities of $32,000. The account payable is for legal and accounting fees paid on our behalf during fiscal year 1999.

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


                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

                None.


        (b)  Reports on Form 8-K.

                None.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 WorldNet, Inc. of Nevada

         5/3/01                      /s/ Don Mayer
Date: ________________           By: ___________________________________
                                     Don Mayer, President