Form 10QSB
period 2001-06-30
WORLDNET INC OF NEVADA
filed 2001-07-23
CIK 1118233

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

      As of July 18, 2001, the Registrant had a total of 17,500,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

       The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                           WorldNet, Inc. of Nevada

                        (A Development Stage Company)

                             Financial Statements

                                June 30, 2001

                           Worldnet, Inc. of Nevada
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                    June 30,     December 31,
                                                    2001         2000
                                                    ------------ ------------
                                                    (Unaudited)

CURRENT ASSETS                                      $         -  $         -
                                                    ------------ ------------

  TOTAL ASSETS                                      $         -  $         -
                                                    ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                         32,000       32,000
                                                    ------------ ------------

  Total Liabilities                                      32,000       32,000
                                                    ------------ ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000 shares
  authorized; 17,500,000 shares issued and
  outstanding                                            17,500       17,500

Additional Paid in Capital                               38,500       38,500

Deficit Accumulated During the Development Stage        (88,000)     (88,000)
                                                    ------------ ------------

  Total Stockholders' Equity                            (32,000)     (32,000)
                                                    ------------ ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         -  $         -
                                                    ============ ============

                           Worldnet, Inc. of Nevada
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)



                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     March 12, 1986
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------

EXPENSES
  General & Administrative                 -              -              -              -         88,000
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -         88,000
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $           -  $           -  $           -  $     (88,000)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $        0.00  $        0.00  $        0.00  $        0.00  $       (0.01)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     17,500,000     17,500,000     17,500,000     17,500,000     17,341,410
                               ============== ============== ============== ============== ==============















                     Worldnet, Inc. of Nevada
                   (Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                        From
                                            For the six months ended    inception on
                                                     June 30,           March 12, 1986
                                           ---------------------------- to June 30,
                                                 2001         2000      2001
                                           -------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                 $           -  $          -  $     (88,000)
  Less Non-Cash Items:
  Shares issued for services                           -             -         39,000
  Depreciation & amortization                          -             -         17,000
  Increase(Decrease) in accounts payable               -             -         32,000
                                           -------------- ------------- --------------
  Net Cash Provided(Used) by
   Operating Activities                                -             -              -
                                           -------------- ------------- --------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
    Investing Activities                               -             -              -
                                           -------------- ------------- --------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                                -             -              -
                                           -------------- ------------- --------------

Increase in Cash                                       -             -              -
                                           -------------- ------------- --------------
Cash and Cash Equivalents at
 Beginning of Period                                   -             -              -
                                           -------------- ------------- --------------
Cash and Cash Equivalents at
 End of Period                             $           -  $          -  $           -
                                           ============== ============= ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights        $           -  $          -  $      17,000
  Stock issued for services                $           -  $          -  $      39,000

Cash Paid For:
  Interest                                 $           -  $          -  $           -
  Income Taxes                             $           -  $          -  $           -




                               F-3

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2:   PLAN OF OPERATIONS

      Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of June 30, 2001, we had no cash on hand and total current liabilities of $32,000. The account payable is for legal and accounting fees paid on our behalf by a related party during fiscal year 1999.

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

       Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of WorldNet.

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

                    PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number   Description
-------  ------------

3.1 Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)

3.2 Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)



(b)  Reports on Form 8-K.

         None.

                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                    WorldNet, Inc. of Nevada






       7/20/01                      /s/ Donald R. Mayer
Date: ________________________  By: _______________________________________
                                    Donald R. Mayer, President and Director