Form 10QSB
period 2001-09-30
WORLDNET INC OF NEVADA
filed 2001-11-07
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended:  September 30, 2001

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

      As of November 5, 2001, the Registrant had a total of 17,500,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada

                  (A Development Stage Company)

                       Financial Statements

                        September 30, 2001

                     Worldnet, Inc. of Nevada

                  (A Development Stage Company)

                          Balance Sheets



                              ASSETS
                                                September 30,  December 31,
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
                                                ============= =============

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)






                    For the       For the       For the       For the       From
                    three         three         nine          nine          inception on
                    months        months        months        months        March 12,
                    ended         ended         ended         ended         1986 to
                    September 30, September 30, September 30, September 30, September 30,
                    2001          2000          2001          2000          2001
                    ------------- ------------- ------------- ------------- -------------
REVENUES            $          -  $          -  $          -  $          -  $          -
                    ------------- ------------- ------------- ------------- -------------

EXPENSES
  General &
   Administrative              -             -             -             -        88,000
                    ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES             -             -             -             -        88,000
                    ------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)    $          -  $          -  $          -  $          -  $    (88,000)
                    ============= ============= ============= ============= =============

NET LOSS PER SHARE  $          -  $          -  $          -  $          -  $      (0.01)
                    ============= ============= ============= ============= =============
WEIGHTED AVERAGE
 SHARES OUTSTANDING   17,500,000    17,500,000    17,500,000    17,500,000    17,343,987
                    ============= ============= ============= ============= =============










                       Worldnet, Inc. of Nevada
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)

                                                                      From
                                           For the nine months ended  inception on
                                                September 30,         March 12, 1986
                                         ---------------------------  to September 30,
                                             2001             2000    2001
                                         ------------- -------------  -----------------
Cash Flows from Operating Activities

  Net Loss                               $          -  $          -   $        (88,000)
  Less Non-Cash Items:
  Shares issued for services                        -             -             39,000
  Depreciation & amortization                       -             -             17,000
  Increase(Decrease) in accounts payable            -             -             32,000
                                         ------------- -------------  -----------------

  Net Cash Provided(Used) by
   Operating Activities                             -             -                  -
                                         ------------- -------------  -----------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by
  Investing Activities                              -             -                  -
                                         ------------- -------------  -----------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                             -             -                  -
                                         ------------- -------------  -----------------

Increase in Cash                                    -             -                  -
                                         ------------- -------------  -----------------

Cash and Cash Equivalents at
  Beginning of Period                               -             -                  -
                                         ------------- -------------  -----------------

Cash and Cash Equivalents at
  End of Period                          $          -  $          -   $              -
                                         ============= =============  =================

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights                 -             -             17,000
  Stock issued for services                         -             -             39,000

Cash Paid For:
  Interest                               $          -  $          -   $              -
  Income Taxes                           $          -  $          -   $              -



                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2:   PLAN OF OPERATIONS

      Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2001, we had no cash on hand and total current liabilities of $32,000. The total current liabilities are related to an account payable for legal and accounting fees paid on our behalf by a shareholder during fiscal year 1999. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

      Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business opportunity and as of the date of this filing, we have not identified any assets or business opportunities for acquisition.

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

(a)  Exhibits.

Exhibit
Number            Description
-----------       -----------

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


                          WorldNet, Inc. of Nevada


       11/06/01
Date: ____________        By: /s/ Donald R. Mayer
                             --------------------------------------------
                             Donald R. Mayer, President and Director