Form 10QSB
period 2002-03-31
WORLDNET INC OF NEVADA
filed 2002-05-13
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File No.  000-31023

                     WorldNet, Inc. of Nevada
(Exact name of small business issuer as specified in its charter)

       Nevada                                               88-0247824
(State of incorporation)                  (I.R.S. Employer Identification No.)

                   #440, 476 East South Temple
                    Salt Lake City, Utah 84111
                          (801) 323-2395
  (Address and telephone number of principal executive offices)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [  ]

As of May 1, 2002, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Worldnet, Inc. of Nevada
                       Financial Statements
                          March 31, 2002

                     Worldnet, Inc. of Nevada
                   (A Development Stage Company)
                          Balance Sheets




                              ASSETS


                                                     March 31    December 31
                                                        2002        2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     32,000  $     32,000
                                                  ------------- -------------

  Total Liabilities                                     32,000        32,000
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
                                                  ============= =============

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                 From
                                                                 inception on
                                     For the three For the three March 12
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        88,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        88,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (88,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,500,000    17,500,000    17,350,467
                                     ============= ============= =============

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                                                 March 12
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (88,000)
  Less  Non-cash Items:
  Shares issued for services                    -             -        39,000
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        32,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Financing Activities                        -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -
                                     ------------- ------------- -------------

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for marketing rights  $          -  $          -  $     17,000
  Stock issued for services          $          -  $          -  $     39,000
  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL

Worldnet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include but are not limited to economic conditions generally and in the industries in which WorldNet may participate, competition within WorldNet's chosen industry and failure by WorldNet to successfully develop business relationships.


ITEM 2:   PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of March 31, 2002, we had no cash on hand and total current liabilities of $32,000. The total current liabilities are related to an account payable for legal and accounting fees paid on our behalf by a shareholder during fiscal year 1999.

     We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

(a)  Part II Exhibits

3.1 Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)

3.2 Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)


(b)  Reports on Form 8-K.

     None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                               WorldNet, Inc. of Nevada

                                   /s/ Donald R. Mayer
Date:   5/13/02                By:________________________________________
                                  Donald R. Mayer, President and Director