Form 10QSB
period 2002-06-30
WORLDNET INC OF NEVADA
filed 2002-08-08
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: June 30, 2002


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

As of August 5, 2002, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Worldnet, Inc. of Nevada
                       Financial Statements
                          June 30, 2002

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                       June 30    December 31
                                                         2002        2001
                                                    ------------ -------------
                                                    (Unaudited)

CURRENT ASSETS                                      $         -  $          -
                                                    ------------ -------------

  TOTAL ASSETS                                      $         -  $          -
                                                    ============ =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                    $    32,000  $     32,000
                                                    ------------ -------------

   Total Liabilities                                     32,000        32,000
                                                    ------------ -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
  shares authorized; 17,500,000 shares
  issued and outstanding                                 17,500        17,500

Additional Paid-in Capital                               38,500        38,500

Deficit Accumulated During the Development Stage        (88,000)      (88,000)
                                                    ------------ -------------

    Total Stockholders' Equity (deficit)                (32,000)      (32,000)
                                                    ------------ -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         -  $          -
                                                    ============ =============



                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        March 12,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------

EXPENSES
  General & Administrative                  -              -              -              -        88,000
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        88,000
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (88,000)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $      (0.01)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,500,000     17,500,000     17,500,000     17,500,000    17,352,761
                                ============== ============== ============== ============== =============



                             Worldnet, Inc. of Nevada
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                      From
                                                                                      Inception on
                                                          For the six months ended    March 12, 1986
                                                                  June 30,            Through
                                                             2002        2001         June 30, 2002
                                                        -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                              $           -  $           -  $     (88,000)
  Less  Non-cash Items:
  Shares issued for services                                        -              -         39,000
  Depreciation & Amortization                                       -              -         17,000
  Increase in Accounts Payable                                      -              -         32,000
                                                        -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities                  -              -              -
                                                        -------------- -------------- --------------

Cash Flows from Investing Activities                                -              -              -
                                                        -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities                  -              -              -
                                                        -------------- -------------- --------------

Cash Flows from Financing Activities                                -              -              -
                                                        -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities                  -              -              -
                                                        -------------- -------------- --------------

Increase (Decrease) in Cash                                         -              -              -
                                                        -------------- -------------- --------------

Cash and Cash Equivalents at Beginning of Period                    -              -              -
                                                        -------------- -------------- --------------

Cash and Cash Equivalents at End of Period              $           -  $           -  $           -
                                                        ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                     $           -  $           -  $      17,000
  Stock issued for services                             $           -  $           -  $      39,000
 Cash Paid For:
    Interest                                            $           -  $           -  $           -
    Income Taxes                                        $           -  $           -  $           -


                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Worldnet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include but are not limited to economic conditions generally and in the industries in which WorldNet may choose to participate, competition within WorldNet's chosen industry, and failure by WorldNet to successfully develop business relationships.


ITEM 2:  PLAN OF OPERATIONS

     Since inception, we have had no revenues and have recorded losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of June 30, 2002, we had no cash on hand and total current liabilities of $32,000. The total current liabilities are related to an account payable for legal and accounting fees paid on our behalf by a shareholder during fiscal year 1999.

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

     We have not made a formal study of the economic potential of any business opportunity and, as of the date of this filing, we have not identified any
assets or business opportunities for acquisition.   Potential investors must
recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our business. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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


                                  WorldNet, Inc. of Nevada



         08/08/02                       /s/ Donald R. Mayer
Date: ___________________________  By: ________________________________
                                       Donald R. Mayer
                                       President, Principal Financial and
                                       Accounting Officer and Director