Form 10QSB
period 2002-09-30
WORLDNET INC OF NEVADA
filed 2002-10-29
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: September 30, 2002


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

As of October 22, 2002, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Worldnet, Inc. of Nevada
                       Financial Statements
                        September 30, 2002

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                   Sept. 30     December 31
                                                     2002          2001
                                                -------------- -------------
                                                 (Unaudited)

CURRENT ASSETS                                  $           -  $          -
                                                -------------- -------------

  TOTAL ASSETS                                  $           -  $          -
                                                -------------- -------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                $      32,000  $     32,000
                                                -------------- -------------

  Total Liabilities                                    32,000        32,000
                                                -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
 shares authorized; 17,500,000 shares
 issued and outstanding                                17,500        17,500

Additional Paid-in Capital                             38,500        38,500

Deficit Accumulated During the Development Stage      (88,000)      (88,000)
                                                -------------- -------------

  Total Stockholders' Equity (deficit)                (32,000)      (32,000)
                                                -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           -  $          -
                                                ============== =============

                     Worldnet, Inc. of Nevada
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)






                           For the        For the        For the        For the        From
                           three months   three months   nine months    nine months    inception on
                           ended Sept.30, ended Sept.30, ended Sept.30, ended Sept.30, March 12, 1986
                           2002           2001           2002           2001           to Sept.30, 2002
                           -------------- -------------- -------------- -------------- ----------------
REVENUES                   $           -  $           -  $           -  $           -  $           -
                           -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative             -              -              -              -         88,000
                           -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                     -              -              -              -         88,000
                           -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)          $           -  $           -  $           -  $           -  $     (88,000)
                           ============== ============== ============== ============== ==============

NET LOSS PER SHARE         $           -  $           -  $           -  $           -  $       (0.01)
                           ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 17,500,000     17,500,000     17,500,000     17,500,000     17,355,841
                           ============== ============== ============== ============== ==============





                            Worldnet, Inc. of Nevada
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                       From
                                                                                       Inception on
                                                          For the nine months ended    March 12, 1986
                                                                   Sept. 30,           Through
                                                              2002           2001      Sept. 30, 2002
                                                       --------------- --------------- --------------
Cash Flows from Operating Activities

  Net Loss                                             $            -  $            -  $     (88,000)
  Less  Non-cash Items:
  Shares issued for services                                        -               -         39,000
  Depreciation & Amortization                                       -               -         17,000
  Increase  in Accounts Payable                                     -               -         32,000
                                                       --------------- --------------- --------------

  Net Cash Provided (Used) by Operating Activities                  -               -              -
                                                       --------------- --------------- --------------

Cash Flows from Investing Activities                                -               -              -
                                                       --------------- --------------- --------------

   Net Cash Provided (Used) by Investing Activities                 -               -              -
                                                       --------------- --------------- --------------

Cash Flows from Financing Activities                                -               -              -
                                                       --------------- --------------- --------------

  Net Cash Provided (Used) by Financing Activities                  -               -              -
                                                       --------------- --------------- --------------

Increase (Decrease) in Cash                                         -               -              -

Cash and Cash Equivalents at Beginning of Period                    -               -              -
                                                       --------------- --------------- --------------

Cash and Cash Equivalents at End of Period             $            -  $            -  $           -
                                                       =============== =============== ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                    $            -  $            -  $      17,000
  Stock issued for services                            $            -  $            -  $      39,000
  Cash Paid For:
    Interest                                           $            -  $            -  $           -
    Income Taxes                                       $            -  $            -  $           -



                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2002


GENERAL
-------

Worldnet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, lack of operations, and future changes by regulatory agencies.



ITEM 2:   PLAN OF OPERATIONS

     Since inception, we have had no revenues and have recorded losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2002, we had no cash on hand and total current liabilities of $32,000. The total current liabilities are related to an account payable for legal and accounting fees paid on our behalf by a shareholder during fiscal year 1999.

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

ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures by creating documents which outline the steps and procedures we take to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 29, 2002, our President, acting in the capacity of principal executive and financial officer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits
    ----------------

3.1 Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)


3.2 Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)


(b)  Reports on Form 8-K.
     --------------------

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                              WorldNet, Inc. of Nevada


       10/29/02                     /s/ Donald R. Mayer
Date: _______________         By: __________________________________________
                                     Donald R. Mayer
                                     President, Principal Financial Officer,
                                     and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Donald R. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WorldNet, Inc. of Nevada;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          10/29/02            /s/ Donald R. Mayer
Date: ______________          _____________________________________________
                              Donald R. Mayer, Principal Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Donald R. Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WorldNet, Inc. of Nevada;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        10/29/02               /s/ Donald R. Mayer
Date: ______________          ____________________________________________
                              Donald R. Mayer, Principal Financial Officer