Form 10KSB
period 2002-12-31
WORLDNET INC OF NEVADA
filed 2003-03-28
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31023

                     WorldNet, Inc. of Nevada
                ---------------------------------
      (Exact name of registrant as specified in its charter)

Nevada                                              88-0247824
------------------------------                      ---------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

#440, 476 East South Temple, Salt Lake City, Utah   84111
--------------------------------------------------  ----------------
(Address of principal executive offices)            (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

As of March 4, 2003, the registrant had 17,500,000 shares of common stock outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business............................................2
Item 2.  Description of property............................................6
Item 3.  Legal proceedings..................................................6
Item 4.  Submission of matters to a vote of security holders................6

                             PART II

Item 5.  Market for common equity and related stockholder matters...........6
Item 6.  Plan of operation..................................................7
Item 7.  Financial statements...............................................7
Item 8.  Changes in and disagreements with accountants on
         accounting and financial disclosure ..............................18

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...18
Item 10. Executive compensation ...........................................18
Item 11. Security ownership of certain beneficial owners and management....19
Item 12. Certain relationships and related transactions....................19
Item 13. Exhibits and reports on Form 8-K .................................19
Item 14. Controls and procedures ..........................................20
Signatures and certifications..............................................20



                    FORWARD LOOKING STATEMENTS

       In this annual report references to "WorldNet," "we," "us," and "our" refer to WorldNet, Inc. of Nevada.

       This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include but are not limited to economic conditions generally and in the industries in which WorldNet may participate, competition within WorldNet's chosen industry, technological advances and failure by WorldNet to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

       We were incorporated in the state of Nevada on March 10, 1986, as the wholly-owned subsidiary of VIP Worldnet, Inc., and shortly after our incorporation we entered into an agreement to lease, sell and market the Hystar airship and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and we ceased those activities in 1986 and did not engage in any further commercial operations.

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

       Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Mr. Mayer and Ms. Mason have had limited experience with mergers and acquisitions of business opportunities and have not been involved with an initial public offering. Each has been an officer and director of a blank check company which has completed an acquisition of a business opportunity. Mr. Mayer was involved with an acquisition in December of 1999 between Millennium Plastics, Inc., a blank check company, and Graduated Plastics Corporation, a plastics company. In May 2000, Ms. Mason was involved with an acquisition between Smoky Hill Services, Inc., a blank check company, and LearnCom, Inc., a company which provides human resource, management and safety training courseware and consulting services through technological channels. Both transactions were structured as stock-for-stock exchanges and upon consummation of the transactions, Mr. Mayer and Ms. Mason resigned as officers and directors of the blank check companies involved in the transaction.

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

       In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

       (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

       (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

Form of Acquisition

       We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is not listed on a public market and we have had no activity in our stock as of this filing. We have approximately 84 stockholders of record holding 17,500,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

       We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

       We have not sold any shares within the past three years without registration.

                    ITEM 6: PLAN OF OPERATION

       We have no assets and have experienced losses from inception. At the year ended December 31, 2002, we had no cash on hand and total current liabilities of $37,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $32,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

                   ITEM 7: FINANCIAL STATEMENTS

                     Worldnet, Inc. of Nevada

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ............................................3

Balance Sheets ..........................................................4

Statements of Operations ................................................5

Statements of Stockholders' Equity ......................................6

Statements of Cash Flows ................................................7

Notes to the Financial Statements .......................................8

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





                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Worldnet, Inc. of Nevada:

We have audited the accompanying balance sheets of Worldnet, Inc. of Nevada (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception March 12, 1986 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldnet, Inc. of Nevada (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception March 12, 1986 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                        December 31
                                                      2002           2001
                                                  ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                     $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     37,000  $     32,000
                                                  ------------- -------------

  Total Liabilities                                     37,000        32,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
    shares authorized; 17,500,000 shares
    issued and outstanding                              17,500        17,500

Additional Paid-in Capital                              38,500        38,500

Deficit Accumulated during the development stage       (93,000)      (88,000)
                                                  ------------- -------------

   Total Stockholders' Equity (deficit)                (37,000)      (32,000)
                                                  ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                  ============= =============





The accompanying notes are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                                                                From
                                       For the Years Ended      Inception on
                                           December 31          March 12,
                                   ---------------------------  1986 to
                                         2002        2001       Dec. 31, 2002
                                   ------------- -------------  --------------

REVENUES                           $          -  $          -   $           -
                                   ------------- -------------  --------------

EXPENSES
  General & Administrative                5,000             -          93,000
                                   ------------- -------------  --------------

    TOTAL EXPENSES                        5,000             -          93,000
                                   ------------- -------------  --------------

NET INCOME (LOSS)                  $     (5,000) $          -   $     (93,000)
                                   ============= =============  ==============

NET LOSS PER SHARE                 $      (0.00) $          -   $       (0.01)
                                   ============= =============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING  17,500,000    17,500,000      17,356,893
                                   ============= =============  ==============


The accompanying note are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Statements of Stockholders' Equity



                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
  marketing rights           17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -       (17,000)

Net (loss) for the year
 ended December 31, 1987              -           -           -             -

Net (loss) for the year
 ended December 31, 1988              -           -           -             -

Net (loss) for the year
 ended December 31, 1989              -           -           -             -

Net (loss) for the year
 ended December 31, 1990              -           -           -             -

Issuance of shares for
 mining claims                  110,000         110        (110)            -

Issuance of shares for
 services                       390,000         390      38,610             -

Net (loss) for the year
 ended December 31, 1991              -           -           -       (39,000)

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,500,000      17,500      38,500       (56,000)
Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (32,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------
Balance - December 31, 2002  17,500,000  $   17,500  $   38,500  $    (93,000)
                           ============= =========== =========== =============


The accompanying notes are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Cash Flows

                                                                From
                                       For the Years Ended      Inception on
                                           December 31          March 12,1986
                                    --------------------------- Through
                                         2002        2001       Dec. 31, 2002
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $     (5,000) $          -  $     (93,000)
  Less  Non-cash Items:
   Shares issued for services                  -             -         39,000
   Depreciation & Amortization                 -             -         17,000
   Increase  in Accounts Payable           5,000             -         37,000
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                         -             -              -
                                    ------------- ------------- --------------

Cash Flows from Investing Activities           -             -              -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                         -             -              -
                                    ------------- ------------- --------------

Cash Flows from Financing Activities           -             -              -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                         -             -              -
                                    ------------- ------------- --------------

Increase (Decrease) in Cash                    -             -              -

Cash and Cash Equivalents at
  Beginning of Period                          -             -              -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
 End of Period                      $          -  $          -  $           -
                                    ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $          -  $      17,000
  Stock issued for services                                     $      39,000

  Cash Paid For:
    Interest                        $          -  $          -  $           -
    Income Taxes                    $          -  $          -  $           -







The accompanying notes are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

     c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- ----------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders $    ( 5,000)   17,500,000  $   (0.00)
                                       ============= ============= ==========
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $          -    17,500,000  $       -
                                       ============= ============= ==========
From inception on March 12, 1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders $    (93,000)   17,356,893  $   (0.01)
                                       ============= ============= ==========



     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $93,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows at December 31, 2002 and 2001:

                                                       December 31,
                                                    2002           2001
                                               ------------- -------------
   Deferred tax asset:
     NOL carryforward                          $     14,900  $     30,000

     Valuation allowance                            (14,900)     ( 30,000)
                                               ------------- -------------
                                               $          -  $          -
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

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 3 - Capitalization (continued)

         During 1991, the Company issued 110,000 shares of stock for unpatented mining claims. The project was soon thereafter abandoned and claims were never given a value.

         During 1991, the Company issued 390,000 shares of stock for services valued at $39,000.

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $32,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is an employee of First Equity Holdings Corp.

         During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

       We have had no change in, or disagreements with, our principal independent accountant during our past two fiscal years.



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

Name                  Age    Position Held                    Director Since
-----                 ----   -------------                    --------------
Donald R. Mayer       63     President, Director              February 3, 2000
Ariika Mason          22     Secretary/Treasurer, Director    March 13, 2000

       Donald R. Mayer. Mr. Mayer is the President and a director of Universal Business Insurance. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He graduated from the University of Utah, located in Salt Lake City, Utah, with a B.A in accounting in 1971. Mr. Mayer is a director of Globalwise Investments, Inc. and Nova Star Innovations, Inc., blank check reporting companies.

       Ariika Mason. From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings Corp.
From July of 1997 to January 1999 she was employed by Utah Internet as a secretary. From February 1997 through June 1997 she worked as a receptionist for Universal Business Insurance. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999. Ms. Mason is a director of Earth Products and Technologies, Inc., a blank check reporting company.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002 and representations from reporting persons that Forms 5 are not required, we believe no reports were required.

                 ITEM 10: EXECUTIVE COMPENSATION

       None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No executive officer acting in a capacity similar to a chief executive officer received compensation during the 2002 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

       We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,500,000 shares of common stock outstanding as of March 4, 2003.



                    CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
---------------------------------- --------------------- -------------------
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


                            MANAGEMENT

                                  Common Stock Beneficially Owned
                                  -------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock           Percentage of Class
--------------------------------- ---------------------- -------------------

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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
3.1 Articles of Incorporation, dated March 10, 1986 (Incorporated by reference to exhibit 3.1 of the Form 10-SB File No. 000-31023, filed July 14, 2000)

3.2 Bylaws of WorldNet (Incorporated by reference to exhibit 3.2 of the Form 10-SB File No. 000-

                 31023, filed July 14, 2000)

99.1             Section 1350 certification

Reports on Form 8-k

       None

ITEM 14: CONTROLS AND PROCEDURES

       During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 21, 2003, our principal executive and financial officer, Donald R. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

       Also, Mr. Mayer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.



                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 2003              WorldNet, Inc. of Nevada



                                  /s/ Donald R. Mayer
                              By: ______________________________________
                                  Donald R. Mayer
                                  President and Director
                                  Principal Executive and Financial Officer


       In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ Ariika Mason
Date: March 26, 2003          By:______________________________________
                                  Ariika Mason
                                  Secretary/Treasurer and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, Donald R. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of WorldNet, Inc. of Nevada;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            /s/ Donald R. Mayer
Date: March 26, 2003        ____________________________________
                            Donald R. Mayer
                            Principal Executive Officer




            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Donald R. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of WorldNet, Inc. of Nevada;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Donald R. Mayer
Date: March 26, 2003            ____________________________________
                                Donald R. Mayer
                                Principal Financial Officer