Form 10QSB
period 2003-03-31
WORLDNET INC OF NEVADA
filed 2003-05-12
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 2003


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

As of April 17, 2003, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications...............................................9





                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada

                       Financial Statements

                          March 31, 2003

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                     March 31     December 31
                                                       2003          2002
                                                  -------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                    $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $      37,000  $     37,000
                                                  -------------- -------------

  Total Liabilities                                      37,000        37,000
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
   shares authorized; 17,500,000 shares
   issued and outstanding                                17,500        17,500

Additional Paid-in Capital                               38,500        38,500

Deficit Accumulated During the Development Stage        (93,000)      (93,000)
                                                  -------------- -------------

  Total Stockholders' Equity (deficit)                  (37,000)      (37,000)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $          -
                                                  ============== =============

                     WorldNet, Inc. of Nevada
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                 From
                                                                 inception on
                                     For the three For the three March 12,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------

EXPENSES
  General & Administrative                      -             -        93,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        93,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (93,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,500,000    17,500,000    17,359,352
                                     ============= ============= =============

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                                                 March 12,
                                     For the three months ended  1986 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (93,000)
  Less  Non-cash Items:
  Shares issued for services                    -             -        39,000
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        37,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000
  Stock issued for services          $          -  $          -  $     39,000

Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

ITEM 2:   PLAN OF OPERATIONS

       Since inception, we have had no revenues and have recorded losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of March 31, 2003, we had no cash on hand and total current liabilities of $37,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $32,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

       We have not made a formal study of the economic potential of any business opportunity and, as of the date of this filing, we have not
identified any assets or business opportunities for acquisition.   Potential
investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our plan.

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

ITEM 3: CONTROLS AND PROCEDURES

       We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 7, 2003, our principal executive and financial officer, Donald
R. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

99.1      Section 1350 Certification


Reports on Form 8-K

       None.


                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  WorldNet, Inc. of Nevada


                                 /s/ Donald R. Mayer
Date: May 8, 2003            By: __________________________________________
                                 Donald R. Mayer
                                 President, Principal Executive and
                                 Financial Officer, and Director

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



                         /s/ Donald R. Mayer
Date: May 8, 2003        ____________________________________________
                         Donald R. Mayer, Principal Executive Officer

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


                            /S/ Donald R. Mayer
Date: May 8, 2003          ____________________________________________
                           Donald R. Mayer, Principal Financial Officer