Form 10QSB
period 2003-06-30
WORLDNET INC OF NEVADA
filed 2003-08-04
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003


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

As of July 28, 2003, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements......................................3

Item 2:  Plan of Operations........................................8

Item 3:  Controls and Procedures...................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..........................9

Signatures.........................................................9





                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada
                       Financial Statements
                          June 30, 2003

                     WorldNet, Inc. of Nevada
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                      June 30    December 31
                                                        2003         2002
                                                   ------------- ------------
                                                     (Unaudited)

CURRENT ASSETS                                     $          -  $         -
                                                   ------------- ------------

  TOTAL ASSETS                                     $          -  $         -
                                                   ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     37,000  $    37,000
                                                   ------------- ------------

  Total Liabilities                                      37,000       37,000
                                                   ------------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
  shares authorized; 17,500,000 shares issued
  and outstanding                                        17,500       17,500

Additional Paid-in Capital                               38,500       38,500

Deficit Accumulated During the Development Stage        (93,000)     (93,000)
                                                   ------------- ------------

  Total Stockholders' Equity (deficit)                  (37,000)     (37,000)
                                                   ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $         -
                                                   ============= ============



                           WorldNet, Inc. of Nevada
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        March 12,
                             three months   three months   six months     six months     1986
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------

REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative               -              -              -              -         93,000
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                       -              -              -              -         93,000
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (93,000)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $       (0.01)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   17,500,000     17,500,000     17,500,000     17,500,000     17,361,383
                             ============== ============== ============== ============== ==============









                            Worldnet, Inc. of Nevada
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)
                                                                                  From
                                                                                  Inception on
                                                       For the six months ended   March 12, 1986
                                                               June 30,           Through
                                                           2003          2002     June 30, 2003
                                                      ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                            $          -  $          -  $    (93,000)
  Less  Non-cash Items:
  Shares issued for services                                     -             -        39,000
  Depreciation & Amortization                                    -             -        17,000
  Increase  in Accounts Payable                                  -             -        37,000
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities               -             -             -
                                                      ------------- ------------- -------------

Cash Flows from Investing Activities                             -             -             -
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities               -             -             -
                                                      ------------- ------------- -------------

Cash Flows from Financing Activities                             -             -             -
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities               -             -             -
                                                      ------------- ------------- -------------

Increase (Decrease) in Cash                                      -             -             -

Cash and Cash Equivalents at Beginning of Period                 -             -             -
                                                      ------------- ------------- -------------

Cash and Cash Equivalents at End of Period            $          -  $          -  $          -
                                                      ============= ============= =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights                   $          -  $          -  $     17,000
  Stock issued for services                           $          -  $          -  $     39,000

Cash Paid For:

  Interest                                            $          -  $          -  $          -
  Income Taxes                                        $          -  $          -  $          -




                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and the lack of operations.

ITEM 2:   PLAN OF OPERATIONS

     Since inception, we have had no revenues and have recorded losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of June 30, 2003, we had no cash on hand and total current liabilities of $37,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We incurred expenses of $32,000 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

      Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)
3.2 Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
31.1   Section 302 Principal Executive Officer Certification
31.2   Section 302 Principal Financial Officer Certification
32.1   Section 1350 Certification


Reports on Form 8-K

       None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                  WorldNet, Inc. of Nevada


                                  /s/ Donald R. Mayer
Date: July 31, 2003           By: __________________________________________
                                  Donald R. Mayer
                                  President, Principal Executive
                                  and Financial Officer, and Director