Form 10QSB
period 2003-09-30
WORLDNET INC OF NEVADA
filed 2003-11-07
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003


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

As of October 27, 2003, the issuer had a total of 17,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................. 3

Item 2:  Plan of Operations .............................................. 8

Item 3:  Controls and Procedures ......................................... 9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................ 9

Signatures ............................................................... 9





                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada

                       Financial Statements

                        September 30, 2003

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    Sept. 30     December 31
                                                       2003         2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                        37,000        37,000
                                                  ------------- -------------

  Total Liabilities                                     37,000        37,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
  shares authorized; 17,500,000 shares
  issued and outstanding                                17,500        17,500

Additional Paid-in Capital                              38,500        38,500

Deficit Accumulated During the Development Stage       (93,000)      (93,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (37,000)      (37,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)





                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   March 12,
                              months ended   months ended   months ended   months ended   1986 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------

REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -              -              -          93,000
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -              -              -          93,000
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $           -  $           -  $      (93,000)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $        (0.01)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    17,500,000     17,500,000     17,500,000     17,500,000      17,363,356
                              ============== ============== ============== ============== ===============










                                        5





                            WorldNet, Inc. of Nevada
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  March 12,
                                                                     Sept. 30,          1986 Through
                                                            --------------------------- Sept 30,
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






                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2:   PLAN OF OPERATIONS

     Since inception, we have had no revenues and have recorded losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2003, we had no cash on hand and total current liabilities of $37,000. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We incurred expenses of $37,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of WorldNet.

     We have not made a formal study of the economic potential of any business opportunity and, as of the date of this filing, we have not identified any
assets or business opportunities for acquisition.   Potential investors must
recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our plan.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)
3.2 Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


                                     WorldNet, Inc. of Nevada

                                      /s/ Donald R. Mayer
Date: October 29, 2003           By: _____________________________________
                                     Donald R. Mayer
                                     President, Principal Executive and
                                     Financial Officer, and Director