Form 10KSB
period 2003-12-31
WORLDNET INC OF NEVADA
filed 2004-03-23
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31023

                     WorldNet, Inc. of Nevada
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

Nevada                                     88-0247824
-----------------------                    -----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

#440, 476 East South Temple,
Salt Lake City, Utah                       84111
---------------------------------------    --------
(Address of principal executive offices)  (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

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

As of March 4, 2004 the registrant had 18,500,000 shares of common stock outstanding.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities......................................6
Item 6.  Plan of Operations.................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................18
Item 8A. Controls and Procedures...........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................18
Item 10. Executive Compensation............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................19
Item 12. Certain Relationships and Related Transactions....................20
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Principal Accountant Fees and Services............................20
Signatures.................................................................21


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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Mr. Mayer and Ms. Mason have had limited experience with mergers and acquisitions of business opportunities and have not been involved with an initial public offering. Each has been an officer and director of a blank check reporting company which has completed an acquisition of a business opportunity. Mr. Mayer and Ms. Mason were involved with acquisitions structured as stock-for-stock exchanges and upon consummation of the transactions, Mr. Mayer and Ms. Mason resigned as officers and directors of the companies involved in the transaction.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.


                             PART II

ITEM 5:  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Our common stock is not listed on a public market and we have had no activity in our stock as of this filing. We have approximately 85 stockholders of record holding 18,500,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 4, 2003 we issued 1,000,000 restricted common shares to First Equity Holdings Corp. in consideration for business management and administrative services for the past year valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

                    ITEM 6: PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                     WorldNet, Inc. of Nevada

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of WorldNet, Inc. of Nevada:

We have audited the accompanying balance sheets of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception March 12, 1986 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception March 12, 1986 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
January 13, 2004

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS



                                                          December 31
                                                  ---------------------------
                                                       2003          2002
                                                  ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                     $          -  $          -
                                                  ------------- -------------

   TOTAL ASSETS                                   $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     37,000  $     37,000
                                                  ------------- -------------

  Total Liabilities                                     37,000        37,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000 shares
  authorized; 18,500,000 and 17,500,000 shares          18,500        17,500
  issued and outstanding respectively

Additional Paid-in Capital                              47,500        38,500

Deficit Accumulated during the development stage      (103,000)      (93,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (37,000)      (37,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============



The accompanying notes are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                                                                 From
                                                                 Inception on
                                         For the Years Ended     March 12
                                             December 31         1986 to
                                     ------------- ------------- Dec. 31,
                                          2003           2002    2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                 10,000         5,000       103,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                         10,000         5,000       103,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $    (10,000) $     (5,000) $   (103,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $      (0.00) $      (0.00) $      (0.01)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,573,973    17,500,000    17,370,694
                                     ============= ============= =============






The accompanying note are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on March 12, 1986 through December 31, 2003


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Issuance of shares for
  marketing rights           17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986              -           -           -       (17,000)

Net (loss) for the year
 ended December 31, 1987              -           -           -             -

Net (loss) for the year
 ended December 31, 1988              -           -           -             -

Net (loss) for the year
 ended December 31, 1989              -           -           -             -

Net (loss) for the year
 ended December 31, 1990              -           -           -             -

Issuance of shares for
 mining claims                  110,000         110        (110)            -

Issuance of shares for
 services                       390,000         390      38,610             -

Net (loss) for the year
 ended December 31, 1991              -           -           -       (39,000)

Net (loss) for the year
 ended December 31, 1992              -           -           -             -

Net (loss) for the year
 ended December 31, 1993              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1998              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998  17,500,000      17,500      38,500       (56,000)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (32,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2000              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001  17,500,000      17,500      38,500       (88,000)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002  17,500,000      17,500      38,500       (93,000)

Shares issued for services
 at $.01 per share            1,000,000       1,000       9,000             -

Net (loss) for the year
 ended December 31, 2003              -           -           -       (10,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003  18,500,000  $   18,500  $   47,500  $   (103,000)
                           ============= =========== =========== =============







The accompanying notes are an integral part of these financial statements

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Cash Flows
                                                                 From
                                                                 Inception on
                                         For the Years Ended     March 12
                                             December 31         1986 Through
                                     ------------- ------------- December 31,
                                          2003           2002    2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $    (10,000) $     (5,000) $  (103,000)
  Less  Non-cash Items:
   Shares issued for services              10,000             -       49,000
   Depreciation & Amortization                  -             -       17,000
   Increase in Accounts Payable                 -         5,000       37,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                          -             -            -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -            -

                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                          -             -            -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -            -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                          -             -            -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -            -

Cash and Cash Equivalents at
 Beginning of Period                            -             -            -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $         -
                                     ============= ============= =============
Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $    17,000
  Stock issued for services          $     10,000  $          -  $    49,000

  Cash Paid For:
    Interest                         $          -  $          -  $         -
    Income Taxes                     $          -  $          -  $         -



The accompanying notes are an integral part of these financial statements

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.    Earnings (Loss) Per Share

      The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- ----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders $    (10,000)   17,573,973  $       -

For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders $    ( 5,000)   17,500,000  $       -

From inception on March 12, 1986 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders $   (103,000)   17,370,694  $   (0.01)


d.    Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $103,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:

                                                      December 31,
                                                   2003           2002
                                               ------------- --------------
     Deferred tax asset:
       NOL carryforward                        $     16,600  $      13,200

       Valuation allowance                         ( 16,600)      ( 13,200)
                                               ------------- --------------
                                               $          -  $           -
                                               ============= ==============
f.   Use of estimates

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

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 3 - Capitalization (continued)

     During 1991, the Company issued 110,000 shares of stock for unpatented mining claims. The project was soon thereafter abandoned and claims were never given a value.

     During 1991, the Company issued 390,000 shares of stock for services valued at $39,000.

     During 2003, the Company issued 1,000,000 shares of stock for services valued at $10,000 (or $.01 per share)

NOTE 4 - Related Party Transactions

     During the year ended December 31, 1999, the Company incurred $32,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is an employee of First Equity Holdings Corp.

     During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professional affiliated with First Equity Holdings Corp.

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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.


                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages, positions and biographical information are set forth below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                  Age    Position Held                    Director Since
-----                 ----   -------------                    --------------
Donald R. Mayer       64     President, Director              February 3, 2000
Ariika Mason          23     Secretary/Treasurer, Director    March 13, 2000

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He graduated from the University of Utah, located in Salt Lake City, Utah, with a B.A in accounting in 1971. Mr. Mayer is a director of Globalwise Investments, Inc. and Nova Star Innovations, Inc., blank check reporting companies.

Ariika Mason - From January 1999 through the present Ms. Mason has worked as a customer relations specialist for First Equity Holdings Corp. From July of 1997 to January 1999 she was employed by Utah Internet as a secretary. From February 1997 through June 1997 she worked as a receptionist for Universal Business Insurance. She attended Salt Lake Community College located in Salt Lake City, Utah during 1999. Ms. Mason is a director of Earth Products and Technologies, Inc., a blank check reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and, thus, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003 and representations from reporting persons that Forms 5 are not required, we believe no reports were required to be filed.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No executive officer acting in a capacity similar to a chief executive officer received compensation during the 2003 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS


Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock          Percentage of Class
---------------------------------- --------------------- -------------------
VIP WorldNet, Inc.                   15,060,650*                81.4%
154 East Ford Avenue
Salt Lake City, UT 84115

First Equity Holdings Corp.           1,000,000                  5.4%
2157 S. Lincoln Street
Salt Lake City, UT 84106

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

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,060,650 shares of our common stock. These shares represent 81.4 % of our outstanding shares.

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

Reports on Form 8-k

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $991 for the year ended December 31, 2002 and $1,239 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 12, 2004            WorldNet, Inc. of Nevada


                                 /s/ Donald R. Mayer
                             By:______________________________________
                                Donald R. Mayer
                                President and Director
                                Principal Executive and Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ Ariika Mason
Date: March 12, 2004         By:______________________________________________
                                Ariika Mason
                                Secretary/Treasurer and Director