Form 10QSB
period 2004-03-31
WORLDNET INC OF NEVADA
filed 2004-05-14
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004


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

As of May 5, 2004 the issuer had a total of 18,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................2

Item 2:  Plan of Operation.................................................8

Item 3:  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..................................9

Signatures.................................................................9





                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada
                       Financial Statements
                          March 31, 2004

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                              ------


                                                     March 31    December 31
                                                       2004         2003
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related party                  $     37,000  $     37,000
                                                  ------------- -------------

  Total Liabilities                                     37,000        37,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 25,000,000
  shares authorized; 18,500,000 shares
  issued and outstanding                                18,500        18,500

Additional Paid-in Capital                              47,500        47,500

Deficit Accumulated During the Development Stage      (103,000)     (103,000)
                                                  ------------- -------------

   Total Stockholders' Equity (deficit)                (37,000)      (37,000)
                                                  ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $          -
                                                  ============= =============

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                From
                                                                inception on
                                For the         For the         March 12,
                                three months    three months    1986 to
                                ended March 31, ended March 31, March 31,
                                2004            2003            2004
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                   -               -        103,000
                                --------------- --------------- --------------

    TOTAL EXPENSES                           -               -        103,000
                                --------------- --------------- --------------

NET INCOME (LOSS)               $            -  $            -  $    (103,000)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.01)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       18,500,000      17,500,000     17,386,350
                                =============== =============== ==============

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                     For the three months ended  March 12,
                                              March 31,          1986 Through
                                     --------------------------- March 31,
                                           2004         2003     2004
                                     ------------- ------------- -------------
Cash Flows from Operating Activities
  Net Loss                           $          -  $          -  $   (103,000)
  Less Non-cash Items:
  Shares issued for services                    -             -        49,000
  Depreciation & Amortization                   -             -        17,000
  Increase in Accounts Payable                  -             -        37,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                          -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                          -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                          -             -             -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for marketing rights  $          -  $          -  $     17,000
  Stock issued for services          $          -  $          -  $     49,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2004


GENERAL
-------

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

                    FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within WorldNet's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2:   PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition. Potential investors must recognize that because of limited capital available for investigation of business opportunities and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of March 31, 2004, we had no cash on hand and total current liabilities of $37,000. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3: CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 23, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

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


                                  WorldNet, Inc. of Nevada


                                   /s/ Donald R. Mayer
Date: May 10, 2004             By: __________________________________________
                                   Donald R. Mayer
                                   President, Principal Executive and
                                   Financial Officer, and Director