Form 10QSB
period 2004-09-30
WORLDNET INC OF NEVADA
filed 2004-11-12
CIK 1118233

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004


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

As of October 20, 2004 WorldNet, Inc. of Nevada had a total of 18,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation ...............................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits ........................................................9

Signatures................................................................9



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

                     WorldNet, Inc. of Nevada

                       Financial Statements

                        September 30, 2004

                     Worldnet, Inc. of Nevada
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  September 30  December 31
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
                                                 ============== =============


                             Worldnet, Inc. of Nevada
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   March 12,
                               ended         ended         ended         ended         1986
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------

REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative                -             -             -             -       103,000
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                        -             -             -             -       103,000
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $          -  $          -  $          -  $          -  $   (103,000)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $      (0.01)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    18,500,000    17,500,000    18,500,000    17,500,000    17,416,716
                               ============= ============= ============= ============= =============




                             Worldnet, Inc. of Nevada
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                               Inception on
                                                    For the nine months ended  March 12, 1986
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                         $          -  $          -  $    (103,000)
  Less Non-cash Items:
  Shares issued for services                                  -             -         49,000
  Depreciation & Amortization                                 -             -         17,000
  Increase in Accounts Payable                                -             -         37,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Investing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities            -             -              -
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                                   -             -              -

Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $          -  $          -  $           -
                                                   ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                $          -  $          -  $      17,000
  Stock issued for services                        $          -  $          -  $      49,000

Cash Paid For:

  Interest                                         $          -  $          -  $           -
  Income Taxes                                     $          -  $          -  $           -






                     WorldNet, Inc. of Nevada
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had no cash on hand and total current liabilities of $37,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


                                 WorldNet, Inc. of Nevada

                                   /s/ Donald R. Mayer
Date: November 10, 2004       By:______________________________________
                                 Donald R. Mayer
                                 President, Principal Executive Officer
                                 Principal Financial Officer, and Director