Form 10QSB
period 2007-03-31
WORLDNET INC OF NEVADA
filed 2007-05-14
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

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

Yes  [X]    No [   ]

As of April 25, 2007 WorldNet, Inc. of Nevada had a total of 18,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Financial Statements

March 31, 2007

WorldNet, Inc. of Nevada
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 274	$ 287

TOTAL ASSETS	$ 274	$ 287

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 47,100	$ 47,100
Accounts Payable	10,100	10,100
Total Current Liabilities	57,200	57,200

Total Liabilities	57,200	57,200

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 25,000,000 shares
authorized; 18,500,000 shares issued and outstanding	18,500	18,500

Additional Paid-in Capital	47,500	47,500

Deficit Accumulated During the Development Stage	(122,926)	(122,913)

Total Stockholders' Deficit	(56,926)	(56,913)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 274	$ 287

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the	For the	From
	three months	three months	Inception on
	ended March 31,	ended March 31,	March 12, 1986
	2007	2006	to March 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	13	-	122,926

TOTAL EXPENSES	13	-	122,926

Net Operating Loss	(13)	-	(122,926)

LOSS BEFORE INCOME TAXES	(13)	-	(122,926)

TAXES	-	-	-

NET LOSS	$ (13)	$ -	$ (122,926)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,500,000	18,500,000	17,921,738

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
	For the		Inception on
	three months ended		March 12, 1986
	March 31,		Through
	2007	2006	March 31, 2007

Cash Flows from Operating Activities

Net Loss	$ (13)	$ -	$ (122,926)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services			49,000
Depreciation & Amortization	-	-	17,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	-	-	57,200

Net Cash Provided (Used) by Operating Activities	(13)	-	274

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	(13)	-	274

Cash and Cash Equivalents at Beginning of Period	287	-	-

Cash and Cash Equivalents at End of Period	$ 274	$ -	$ 274

Supplemental Cash Flow Information:

Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 49,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2007

GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of the date of this filing, we have not identified any assets or business opportunities for acquisition.  Potential investors must recognize that because we have limited capital available for investigation of business opportunities and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of March 31, 2007 we had $274 cash on hand, total liabilities of $57,200 and we have not recorded revenues for the past two years.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically, we have relied on loans and related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 9, 2007	WorldNet, Inc. of Nevada By: /s/ Donald R. Mayer Donald R. Mayer President, Principal Executive Officer Principal Financial Officer, and Director

8