Form 10QSB
period 2007-09-30
WORLDNET INC OF NEVADA
filed 2007-11-09
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

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

  Yes  [X]    No [   ]

As of October 29, 2007, WorldNet, Inc. of Nevada had a total of 18,500,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

8

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Financial Statements

September 30, 2007

Worldnet, Inc. of Nevada

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 5,652	$ 287
Total Current Assets	5,652	287

TOTAL ASSETS	$ 5,652	$ 287

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 47,100	$ 47,100
Accounts Payable	22,300	10,100
Total Current Liabilities	69,400	57,200

Total Liabilities	69,400	57,200

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 25,000,000 shares
authorized; 18,500,000 shares issued and outstanding	18,500	18,500

Additional Paid-in Capital	47,500	47,500

Deficit Accumulated During the Development Stage	(129,748)	(122,913)

Total Stockholders' Deficit	(63,748)	(56,913)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,652	$ 287

The accompanying notes are an integral part of these financial statements.

Worldnet, Inc. of Nevada

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From
	For the three	For the three	For the nine	For the nine	Inception on
	Months ended	Months ended	months ended	months ended	March 12, 1986
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to Sept. 30,
	2007	2006	2007	2006	2007
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	4,000	3,955	6,835	6,328	129,748

TOTAL EXPENSES	4,000	3,955	6,835	6,328	129,748

Net Operating Loss	(4,000)	(3,955)	(6,835)	(6,328)	(129,748)

OTHER INCOME (EXPENSE)

Interest Expense	-	(190)	-	(190)	-

LOSS BEFORE TAXES	(4,000)	(4,145)	(6,835)	(6,518)	(129,748)

TAXES	-	-	-	-	-

NET LOSS	$ (4,000)	$ (4,145)	$ (6,835)	$ (6,518)	$ (129,748)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,500,000	18,500,000	18,500,000	18,500,000	18,412,502

The accompanying notes are an integral part of these financial statements.

Worldnet, Inc. of Nevada

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on March 12,
	For the nine months ended		1986 Through
	September 30,		September 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss	$ 6,835)	$ (6,518)	$ (129,748)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	49,000
Depreciation & Amortization	-	-	17,000
Changes in assets and liabilities:
Increase in Accounts Payable	12,200	440	69,400

Net Cash Provided (Used) by Operating Activities	5,365	(6,078)	5,652

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Note Payable	-	9,500	-

Net Cash Provided (Used) by Financing Activities	-	9,500	-

Increase (Decrease) in Cash	5,365	3,422	5,652

Cash and Cash Equivalents at Beginning of Period	287	-	-

Cash and Cash Equivalents at End of Period	$ 5,652	$ 3,422	$ 5,652

Supplemental Cash Flow Information:
Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 49,000
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007 we had $5,652 cash on hand, total liabilities of $69,400 and we have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically, we have relied on loans and related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

Until we acquire or merge with a business opportunity, we do not anticipate that we will have research and development expense, nor that we will hire employees.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 8, 2007	WorldNet, Inc. of Nevada By: /s/ Donald R. Mayer Donald R. Mayer President, Principal Executive Officer Principal Financial Officer, and Director