Form 10-Q
period 2008-03-31
WORLDNET INC OF NEVADA
filed 2008-05-14
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-31023

WorldNet, Inc. of Nevada

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0247824 (I.R.S. Employer Identification No.)
#281, 369 East 900 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

              Balance Sheets

3

              Statements of Operations

4

              Statements of Cash Flows

5

             Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of results to be expected for any subsequent period.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Financial Statements

March 31, 2008

WorldNet, Inc. of Nevada
(A Development Stage Company)
Balance Sheets

	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 1,803	$ 2,502

Total Current Assets	1,803	2,502

TOTAL ASSETS	$ 1,803	$ 2,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 47,100	$ 47,100
Accounts Payable	23,300	22,600
Total Current Liabilities	70,400	69,700

Total Liabilities	70,400	69,700

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 25,000,000 shares
authorized; 18,500,000 shares issued and outstanding	18,500	18,500

Additional Paid-in Capital	47,500	47,500

Deficit Accumulated During the Development Stage	(134,597)	(133,198)

Total Stockholders' Deficit	(68,597)	(67,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,803	$ 2,502

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
	For the	For the	Inception on
	three months	three months	March 12,
	ended March 31,	ended March 31,	1986 to
	2008	2007	March 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	1,399	13	134,597

TOTAL EXPENSES	1,399	13	134,597

Net Operating Loss	(1,399)	(13)	(134,597)

LOSS BEFORE INCOME TAXES	(1,399)	(13)	(134,597)

TAXES	-	-	-

NET LOSS	$ (1,399)	$ (13)	$ (134,597)

NET LOSS PER SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			March 12,
	For the three months ended		1986 Through
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities

Net Loss	$ (1,399)	$ (13)	$ (134,597)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	49,000
Depreciation & Amortization	-	-	17,000
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Expenses	700	-	70,400

Net Cash Provided (Used) by Operating Activities	(699)	(13)	1,803

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	(699)	(13)	1,803

Cash and Cash Equivalents at Beginning of Period	2,502	287	-

Cash and Cash Equivalents at End of Period	$ 1,803	$ 274	$ 1,803

Supplemental Cash Flow Information:

Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 49,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008

GENERAL

WorldNet, Inc. of Nevada (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage company without revenues from operations and we have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.  At March 31, 2008, we had $1,803 in cash and total liabilities of $70,400 and we cannot satisfy our cash requirements for our operations.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on equity or debt transactions.

We may issue common stock for cash, to convert debt, or for services rendered and we anticipate that the common stock will be issued  pursuant to exemptions to registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

During the next twelve months, provided we do not acquire or merge with an operating business, we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

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

Our management determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.

Description

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

3.2         Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer	Date: May 13, 2008

                Donald R. Mayer

President and Director

Principal Financial Officer

9