Form 10-Q
period 2010-03-31
WORLDNET INC OF NEVADA
filed 2010-05-17
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be expected for any subsequent period.

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

March 31, 2010

WorldNet, Inc. of Nevada
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 1,331	$ 601
Total Current Assets	1,331	601

TOTAL ASSETS	$ 1,331	$ 601

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$ 81,896	$ 77,700
Total Current Liabilities	81,896	77,700

Total Liabilities	81,896	77,700

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 25,000,000 shares
authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional Paid-in Capital	47,500	47,500
Deficit Accumulated During the Development Stage	(146,565)	(143,099)

Total Stockholders' Deficit	(80,565)	(77,099)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,331	$ 601

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
	For the three months ended March 31,		March 12, 1986
	2010	2009	to March 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	3,466	2,482	146,565

TOTAL EXPENSES	3,466	2,482	146,565

Net Operating Loss	(3,466)	(2,482)	(146,565)

LOSS BEFORE INCOME TAXES	(3,466)	(2,482)	(146,565)

TAXES	-	-	-

NET LOSS	$ (3,466)	$ (2,482)	$ (146,565)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception on
	For the three months ended		March 12, 1986
	March 31,		Through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities
Net Loss	$ (3,466)	$ (2,482)	$ (146,565)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
Shares issued for services			49,000
Depreciation & amortization	-	-	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	4,196	2,282	81,896

Net Cash Provided (Used) by Operating Activities	730	(200)	1,331

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Increase (Decrease) in Cash	730	(200)	1,331

Cash and Cash Equivalents at Beginning of Period	601	424	-

Cash and Cash Equivalents at End of Period	$ 1,331	$ 224	$ 1,331

Supplemental Cash Flow Information:

Stock issued for marketing rights	$ -	$ -	$ 17,000
Stock issued for services	$ -	$ -	$ 49,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

In this report references to “WorldNet,” “we,” “us,” and “our” refer to WorldNet, Inc. of Nevada.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At March 31, 2010, we had $1,331 in cash and had total liabilities of $81,896 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer	Date: May 13, 2010

9