Form 10-Q
period 2010-09-30
WORLDNET INC OF NEVADA
filed 2010-11-09
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 26, 2010 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                                           2

Condensed Balance Sheets                                                                                                  3

Condensed Statements of Operations                                                                                   4

Condensed Statements of Cash Flows                                                                                  5

Notes to the Unaudited Condensed Financial Statements                                                       6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations        7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                  8

Item 4.  Controls and Procedures                                                                                                     8

PART II – OTHER INFORMATION

Item 5.  Other Information                                                                                                               9

Item 6.  Exhibits                                                                                                                              9

Signatures                                                                                                                                       9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of results to be expected for any subsequent period.

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

September 30, 2010

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Balance Sheets

	SEP 30, 2010	DEC 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,454	$601
Total current assets	3,454	601

TOTAL ASSETS	$3,454	$601

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$85,600	$77,700
Total current liabilities	85,600	77,700
Total liabilities	85,600	77,700
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(148,146)	(143,099)
Total stockholders' deficit	(82,146)	(77,099)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,454	$601

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEP 30, 2010	FOR THE THREE MONTHS ENDED SEP 30, 2009	FOR THE NINE MONTHS ENDED SEP 30, 2010	FOR THE NINE MONTHS ENDED SEP 30, 2009	FROM INCEPTION ON MAR 12, 1986 TO SEP 30, 2010

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	776	776	5,047	4,046	148,146
Total expenses	776	776	5,047	4,046	148,146

Net Operating Loss	(776)	(776)	(5,047)	(4,046)	(148,146)

Loss before income taxes	(776)	(776)	(5.047)	(4,046)	(148,146)

Taxes	0	0	0	0	0

Net loss	$(776)	$(776)	$(5,047)	$(4,046)	$(148,146)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEP 30, 2010	FOR THE NINE MONTHS ENDED SEP 30, 2009	FROM INCEPTION ON MAR12, 1986 to SEP 30, 2010

Cash Flows from Operating Activities
Net loss	$(5,047)	$(4,046)	$(148,146)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,900	5,000	85,600
Net cash provided (used) by operating activities	2,853	954	3,454

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	2,853	954	3,454

Cash and cash equivalents at beginning of period	601	424	0

Cash and cash equivalents at end of period	$3,454	$1,378	$3,454

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At September 30, 2010, we had $3,454 in cash and had total liabilities of $85,600 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Not applicable to smaller reporting companies.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Corporate Governance and Management

On November 5, 2010, Ariika M. Bryner resigned her positions of Director and Secretary/Treasurer to pursue other interests.  As a result, on November 5, 2010, our board of directors appointed April L. Erickson to fill the vacancy on our board of directors until our next annual meeting of shareholders.  Mrs. Erickson was also appointed on the same date to serve as Secretary/Treasurer of WorldNet.

Mrs. Erickson is 36 years old and since 1997 has been employed as a management assistant with First Equity Holdings Corp. where she specializes in small company management and development.  She formerly worked in sales and service in the personal insurance products market for several insurance companies.  Mrs. Erickson has not participated in any related party transactions with WorldNet or our management during the preceding two years prior to her appointment.

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

Date: November 5, 2010	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer