Form 10-K/A
period 2010-12-31
WORLDNET INC OF NEVADA
filed 2011-06-07
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of June 3, 2011 was 18,500,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 9A.  Controls and Procedures

3

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

4

Item 12.  Security Ownership of Certain Beneficial Owners and Management

               and Related Stockholder Matters

5

Signatures

6

In this annual report references to “WorldNet,” “we,” “us,” “our” and “the Company” refer to WorldNet, Inc. of Nevada.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on May 19, 2011 the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2010.  The comments requested revisions to Item 9A which are included in this amendment.  We also corrected disclosures under Items 10 and 12.  Other than these changes, this amended report does not include subsequent events.

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

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

For the year ended December 31, 2010, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions and biographical information are set forth below.  Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no family relationships between or among any of our executive officers or directors.

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

April L. Erickson -- On November 5, 2010, Mrs. Erickson was appointed to fill the vacancy on our board of directors until our next annual meeting of shareholders.  On that date she was also appointed to serve as Secretary/Treasurer of WorldNet.  She is currently employed with Principal Leasing, Inc. where she specializes in human resources management and oversees several small businesses.  She formerly worked in sales and service in the personal insurance products market for several insurance companies.  Mrs. Erickson filed a personal voluntary bankruptcy petition under Chapter 7 in September of 2009 and the bankruptcy was discharged in March 2010.  Other than this legal proceeding, she has not been involved in any legal proceedings during the past ten years that are material to an evaluation of her ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe Mrs. Erickson did not file a Form 3 during the year ended December 31, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of June 3, 2011.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
VIP WorldNet, Inc. 800 E. Charleston Blvd. Las Vegas, NV 89104	15,009,450 (1)	81.1
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.4
(1) VIP WorldNet holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer	324,000	1.8
April L. Erickson	400	Less than 1%
Directors and officers as a group	324,400	1.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

WORLDNET, INC. OF NEVADA

By:    /s/ Donald R. Mayer

         Donald R. Mayer, President

Date:   June 6, 2011