Form 10-K/A
period 2010-12-31
WORLDNET INC OF NEVADA
filed 2011-07-07
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares outstanding of the registrant’s common stock as of July 5, 2011 was 18,500,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART II

Item 9A.  Controls and Procedures

2

PART IV

Item 15.  Exhibits, Financial Statement Schedules

3

Signatures

4

In this annual report references to “WorldNet,” “we,” “us,” “our” and “the Company” refer to WorldNet, Inc. of Nevada.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on May 19, 2011 the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2010.  Additional staff comments requested further revisions to Item 9A which are included in this amendment.  Other than these changes, this amended report does not include subsequent events.

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective because we had a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of our Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

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

For the year ended December 31, 2010, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in the original report under Item 8 on pages 11 through 24.

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

32.1

Section 1350 Certification (Filed March 16, 2011)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

WORLDNET, INC. OF NEVADA

By:  /s/ Donald R. Mayer

         Donald R. Mayer, President

Date:   July 6, 2011

4