Form 10-Q/A
period 2011-03-31
WORLDNET INC OF NEVADA
filed 2011-07-07
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures

2

PART II – OTHER INFORMATION

Item 6.  Exhibits

3

Signatures

3

In this annual report references to “WorldNet,” “we,” “us,” “our” and “the Company” refer to WorldNet, Inc. of Nevada.

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on May 19, 2011 the Company received written staff comments regarding our annual report on Form 10-K for the year ended December 31, 2010.  Additional staff comments requested revisions to Item 9A which are included in this amendment.  Other than these changes, this amended report does not include subsequent events.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange

Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.   Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

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

32.1

Section 1350 Certification (Filed May 6, 2011)

Part II Exhibits

No.

Description

3(i)

Articles of Incorporation, dated March 12, 1986 (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed July 14, 2000)

3(ii)

Bylaws of WorldNet (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)

16

Letter of agreement from Chisholm, Bierwolf, Nilson & Morrill, LLC, dated May 6, 2011 (Filed May 6, 2011)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2011	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer

3