Form 10-Q
period 2011-06-30
WORLDNET INC OF NEVADA
filed 2011-08-08
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 20, 2011 was 18,500,000.

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

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month period ended June 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

June 30, 2011

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2011	DEC 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,017	$576
Prepaid expenses	--	2,500
Total current assets	2,017	3,076

TOTAL ASSETS	$2,017	$3,076

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$92,600	$86,475
Total current liabilities	92,600	86,475
Total liabilities	92,600	86,475
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(156,583)	(149,399)
Total stockholders' deficit	(90,583)	(83,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,017	$3,076

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE THREE MONTHS ENDED JUN 30, 2010	FOR THE SIX MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2010	FROM INCEPTION ON MAR 12, 1986 TO JUN 30, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	3,583	805	7,184	4,271	156,583
Total expenses	3,583	805	7,184	4,271	156,583

Net Operating Loss	(3,583)	(805)	(7,184)	(4,271)	(156,583)

Loss before income taxes	(3,583)	(805)	(7,184)	(4,271)	(156,583)

Taxes	0	0	0	0	0

Net loss	$(3,583)	$(805)	$(7,184)	$(4,271)	$(156,583)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2010	FROM INCEPTION ON MAR 12, 1986 TO JUN 30, 2011

Cash Flows from Operating Activities
Net loss	$(7,184)	(4,271)	$(156,583)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in liabilities
(Increase) in prepaid expenses	2,500	0	0
Increase in accounts payable and accrued expenses	6,125	8,500	92,600
Net cash provided (used) by operating activities	1,441	4,229	2,017

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	1,441	4,229	2,017

Cash and cash equivalents at beginning of period	576	601	0

Cash and cash equivalents at end of period	$2,017	$4,830	$2,017

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At June 30, 2011 we had $2,017 in cash and total liabilities of $92,600.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Accounts payable and accrued expenses have increased by $6,125 for the period ended June 30, 2011 (“2011 six month period”) as a result of services and costs of our operations.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 six month and three month periods ended June 30.  General and administrative expense increased from $4,271 for the 2010 six month period to $4,684 for the 2011 six month period.  General and administrative expense also increased from $805 for the 2010 second quarter to $1,083 for the 2011 second quarter.  As a result, our net loss also increased for the 2011 six month and second quarter periods as compared to the 2010 periods.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed July 14, 2000)
3(ii)	Bylaws of WorldNet (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer

10