Form 10-Q
period 2011-09-30
WORLDNET INC OF NEVADA
filed 2011-11-14
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2011 was 18,500,000.

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

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2011 and 2010 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of results to be expected for any subsequent period.

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

September 30, 2011

WorldNet, Inc. of Nevada

(a Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$1,048	$576
Prepaid expense	0	2,500
Total Current Assets	1,048	3,076
TOTAL ASSETS	$1,048	$3,076

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$93,300	$86,475
Total current liabilities	93,300	86,475
Total liabilities	93,300	86,475
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(158,252)	(149,399)
Total stockholders' deficit	(92,252)	(83,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,048	$3,076

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(a Development Stage Company)

Condensed Statements of Operations

(Unaudited)

THREE MONTHS ENDED 9/30/2011	THREE MONTHS ENDED 9/30/2010	NINE MONTHS ENDED 9/30/2011	NINE MONTHS ENDED 9/30/2010	INCEPTION ON 3/12/1986 TO 9/30/2011

Revenues	$0	$0	$0	$0	$0

Expenses

General and administrative	1,669	776	8,853	5,047	158,252

Total expenses	1,669	776	8,853	5,047	158,252

Net loss before other expense	(1,669)	(776)	(8,853)	(5,047)	(158,252)

Loss before income taxes	(1,669)	(776)	(8,853)	(5,047)	(158,252)

Income Taxes	0	0	0	0	0

Net loss	$(1,669)	$(776)	$(8,853)	$(5,047)	$(158,252)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(a Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

		NINE MONTHS ENDED 9/30/2011	NINE MONTHS ENDED 9/30/2010	INCEPTION ON 03/12/1986 TO 9/30/2011

Cash Flows from Operating Activities
Net loss		$(8,853)	$(5,047)	$(158,252)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services		0	0	49,000
Depreciation & amortization		0	0	17,000
Changes in assets & liabilities:
(Increase) decrease in prepaid expenses		2,500	0	0
Increase in accounts payable and accrued expenses		6,825	7,900	93,300
Net cash provided (used) by operating activities		472	2,853	1,048

Cash Flows from Investing Activities		0	0	0

Cash Flows from Financing Activities		0	0	0

Increase (decrease) in cash		472	2,853	1,048

Cash and cash equivalents at beginning of period		576	601	0
	$
Cash and cash equivalents at end of period		1,048	$3,454	$1,048

Supplemental Cash Flow Information:	$
Cash paid for interest		$0	$0	$0
Cash paid for income taxes		0	$0	$0

Non-Cash Investing and Financing Activities	$
Stock issued for marketing rights		$0	$0	$17,000
Stock issued for services		0	$0	$49,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for year ending December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $1,048 in cash and total liabilities of $93,300.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.  Also, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Accounts payable and accrued expenses have increased by $6,825 for the period ended September 30, 2011 (“2011 nine month period”) as a result of services and costs of our operations.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and to acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 nine month periods and third quarters ended September 30.  General and administrative expense increased from $5,047 for the 2010 nine month period to $8,853 for the 2011 nine month period.  The increase was primarily due to legal expenses related to efforts to become listed on the OTC Bulletin Board and increased expenses related to the preparation and filing of XBRL files with our prior periodic report.  The increased periodic filing costs will likely continue in the short term.  General and administrative expense also increased from $776 for the 2010 third quarter to $1,669 for the 2011 third quarter.  As a result, our net loss also increased for the 2011 nine month period and third quarter as compared to the 2010 periods.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed July 14, 2000)
3(ii)	Bylaws of WorldNet (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer

10