Form 10-K
period 2011-12-31
WORLDNET INC OF NEVADA
filed 2012-03-29
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of March 12, 2012 was 18,500,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

8

Item 2.  Properties

8

Item 3.  Legal Proceedings

9

Item 4.  Mine Safety Disclosure

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

Item 9A.  Controls and Procedures

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

26

PART IV

Item 15.  Exhibits, Financial Statement Schedules

26

Signatures

28

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

the quality of the business opportunity’s management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $200,000 or more.  These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management or our parent company may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

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

If we acquire a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Research and Development and Environmental Compliance

During the year ended December 31, 2011, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is not listed on any market for trading.  Accordingly, there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144.  Any “restricted securities” issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file Form 10 information regarding the business opportunity involved in any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.  In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public trading market.

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 85 stockholders of record as of March 12, 2012.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2011, we had $318 cash and had total liabilities of $115,800.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and during 2011 we relied primarily upon related parties to provide and pay for professional expenses.  We intend to obtain capital from management, significant stockholders or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2011, our cash decreased to $318 from $576 at December 31, 2010.  Our total liabilities increased from $86,475 for 2010 to $115,800 for 2011.  The increase in total liabilities primarily represents $22,500 for consulting and professional services provided by or paid for on our behalf by a related party (See Item 13, below).  We did not record revenues in either year.  General and administrative expense increased from $6,300 for 2010 to $32,083 for 2011 and reflects costs relating to professional services and expenses related to filing our reports with the SEC.  Accordingly, our net loss increased from $6,300 for 2010 to $32,083 for 2011.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

INDEX

Report of Independent Registered Public Accounting Firm

12

Balance Sheets

13

Statements of Operations

14

Statements of Stockholders’ Deficit

15

Statements of Cash Flows

Notes to the Financial Statements

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2011and 2010and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on March 12, 1986  through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2011and 2010and the results of its operations and cash flows for the years ended December 31, 2011and 2010 and for the period from inception on March 12, 1986 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 27, 2012

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Condensed Balance Sheets

	DEC 31, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$318	$576
Prepaid expenses	0	2,500
Total current assets	318	3,076

TOTAL ASSETS	$318	$3,076

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$115,800	$86,475
Total current liabilities	115,800	86,475
Total liabilities	115,800	86,475
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(181,482)	(149,399)
Total stockholders' deficit	(115,482)	(83,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$318	$3,076

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC 31, 2010	FROM INCEPTION ON MAR 12, 1986 TO DEC 31, 2011

Revenues	$0	$0	$0

Expenses
General and administrative	32,083	6,300	181,482
Total expenses	32,083	6,300	181,482

Net Operating Loss	(32,083)	(6,300)	(181,482)

Loss before income taxes	(32,083)	(6,300)	(181,482)

Taxes	0	0	0

Net loss	$(32,083)	$(6,300)	$(181,482)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 12, 1986 through December 31, 2011
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Issuance of shares for marketing rights	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Net (loss) for the year ended December 31, 1987	-	-	-	-
Net (loss) for the year ended December 31, 1988	-	-	-	-
Net (loss) for the year ended December 31, 1989	-	-	-	-
Net (loss) for the year ended December 31, 1990	-	-	-	-
Issuance of shares for mining claims	110,000	110	(110)	-
Issuance of shares for services	390,000	390	38,610	-
Net (loss) for the year ended December 31, 1991	-	-	-	(39,000)
Net (loss) for the year ended December 31, 1992	-	-	-	-
Net (loss) for the year ended December 31, 1993	-	-	-	-
Balance - December 31, 1993	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1996	-	-	-	-
Balance - December 31, 1996	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1998	-	-	-	-
Balance - December 31, 1998	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1999	-	-	-	(32,000)
Balance - December 31, 1999	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,500,000	17,500	38,500	(93,000)
Shares issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,500,000	18,500	47,500	(103,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,500,000	18,500	47,500	(108,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(5,100)
Balance - December 31, 2005	18,500,000	18,500	47,500	(113,100)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,813)
Balance - December 31, 2006	18,500,000	18,500	47,500	(122,913)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,285)
Balance - December 31, 2007	18,500,000	18,500	47,500	(133,198)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,078)
Balance - December 31, 2008	18,500,000	18,500	47,500	(138,276)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,823)
Balance - December 31, 2009	18,500,000	$18,500	$47,500	$(143,099)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,300)
Balance - December 31, 2010	18,500,000	$18,500	$47,500	$(149,399)
Net (loss) for the year ended December 31, 2011	-	-	-	(32,083)
Balance - December 31, 2011	18,500,000	$18,500	$47,500	$(181,482)
The accompany notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC 31, 2010	INCEPTION ON MAR12, 1986 to DEC 31, 2011

Cash Flows from Operating Activities
Net loss	$(32,083)	$(6,300)	$(181,482)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in prepaid expenses	2,500	(2,500)	0
Increase in accounts payable and accrued expenses	29,325	8,775	115,800
Net cash provided (used) by operating activities	(258)	(25)	318

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	(258)	(25)	318

Cash and cash equivalents at beginning of period	576	601	0

Cash and cash equivalents at end of period	$318	$576	$318

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - Summary of Significant Accounting Policies

a.

Organization & Summary of Significant Accounting Policies

Worldnet, Inc. of Nevada (the Company), a Nevada corporation, was incorporated March 12, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder.  The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity with regard to these products was minimized.  Worldnet, Inc. of Nevada has been looking for a new operating company since that time along with raising capital and keeping its SEC filings current and other limited operations.

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

	For the Years Ended December 31,
	2011	2010
Net Loss	$ (32,083)	$ (6,300)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

g.

Concentrations of Risk

As of December 31, 2011, two lenders represent in excess of 95% of the Company’s Accounts Payable for the fiscal years ended December 31, 2011 and December 31, 2010.

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

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 – Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforward	$ 61,704	$ 50,796
Valuation allowance	(61,704)	(50,796)
	$ 0	$ 0

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2011	2010
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	10,908	2,142
Change in valuation allowance	(10,908)	(2,142)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 181,482 and $ 149,399 as of December 31, 2011 and December 31, 2010, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2011	2010
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

WorldNet, Inc. of Nevada

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 – Income Taxes (continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

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

There was no stock issued during 2010 and 2011.

NOTE 5 - Related Party Transactions

During the years ended December 31, 2005, the Company incurred $47,100 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

Through November 30, 2008 an officer of the Company was an employee of First Equity Holdings.  The relationship with First Equity Holdings ceased on that date.

As of the year ended December 31, 2011, the Company incurred $22,500 of professional fees payable to a related party.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 9 – Subsequent Events

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

For the year ended December 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Donald R. Mayer	72	Director and President	February 2000 until our next annual meeting.
April L. Erickson	37	Director and Secretary/Treasurer	November 2010 until our next annual meeting.

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

Other than the legal proceeding described above, during the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely:  (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe all reports were for the year ended December 31, 2011 were timely filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2011.  None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 12, 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2010 fiscal year we did not engage in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.  During the 2011 fiscal year, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $22,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company.  We have not made any payments on this account payable.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Morrill & Associates, LLC, in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2010	2011
Audit fees	$7,500	$ 4,874
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 11 through 21.

 (a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form10-SB, filed July 14, 2000)
3(ii)	Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

WORLDNET, INC. OF NEVADA

By:  /s/ Donald R. Mayer

Donald R. Mayer, President

Date:   March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Donald R. Mayer

Donald R. Mayer

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date:  March 28, 2012

By:  /s/ April L. Erickson

April L. Erickson

Director and Secretary/Treasurer

Date:   March 28, 2012

28