Form 10-Q
period 2012-03-31
WORLDNET INC OF NEVADA
filed 2012-05-16
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 7, 2012 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6	Exhibits	9
	Signatures	10

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2012 and 2011 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results to be expected for any subsequent period.

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

March 31, 2012

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 9,198	$318
Total current assets	9,198	318

TOTAL ASSETS	$ 9,198	$318

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 135,157	$ 115,800
Total current liabilities	135,157	115,800
Total liabilities	135,157	115,800
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(191,959)	(181,482)
Total stockholders' deficit	(125,959)	(115,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 9,198	$ 318

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON MAR 12, 1986 TO MAR 31, 2012

Revenues	$ 0	$ 0	$ 0

Expenses
General and administrative	10,477	3,601	191,959
Total expenses	10,477	3,601	191,959

Net Operating Loss	(10,477)	(3,601)	(191,959)

Loss before income taxes	(10,477)	(3,601)	(191,959)

Taxes	0	0	0

Net loss	$ (10,477)	$ (3,601)	$ (191,959)

Net loss per share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	INCEPTION ON MAR12, 1986 TO MAR 31, 2012

Cash Flows from Operating Activities
Net loss	$ (10,477)	$ (3,601)	$ (191,959)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	19,357	10,000	135,157
Net cash provided (used) by operating activities	8,880	6,399	9,198

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	8,880	6,399	9,198

Cash and cash equivalents at beginning of period	318	576	0

Cash and cash equivalents at end of period	$ 9,198	$ 6,975	$ 9,198

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$ 0	$ 0	$ 17,000
Stock issued for services	$ 0	$ 0	$ 49,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

  NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At March 31, 2012 we had cash of $9,198 and total liabilities of $135,157. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the struggling global economy will restrict the cash available for business opportunities and restrict the number of such transactions available to us. There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2012, our cash increased to $9,198 from $318 at December 31, 2011 as a result of proceeds received from loans received during the 2012 first quarter. Our total liabilities increased from $115,800 at December 31, 2011 to $135,157 at March 31, 2012 and this increase primarily represents proceeds from unsecured loans of $10,000, bearing interest of 8%, and accounts payable related to consulting and professional services of $6,150 provided by a related party.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2011 or 2012 (“first quarter”). General and administrative expense increased from $3,601 for the 2011 first quarter compared to $10,477 for the 2012 first quarter and reflects increased costs relating to professional services and expenses related to filing our reports with the SEC. Accordingly, our net loss increased from $3,601 for the 2011 first quarter compared to $10,477 for the 2012 first quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 15, 2012	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer

