Form 10-Q
period 2012-08-14
WORLDNET INC OF NEVADA
filed 2012-08-14
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2012 was 18,500,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

June 30, 2012

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,862	$318
Total current assets	4,862	318

TOTAL ASSETS	$4,862	$318

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$136,750	$115,800
Total current liabilities	136,750	115,800
Total liabilities	136,750	115,800
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(197,888)	(181,482)
Total stockholders' deficit	(131,888)	(115,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,862	$318

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON MAR 12, 1986 TO JUN 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	5,929	3,583	16,406	7,184	197,888
Total expenses	5,929	3,583	16,406	7,184	197,888

Net Operating Loss	(5,929)	(3,583)	(16,406)	(7,184)	(197,888)

Loss before income taxes	(5,929)	(3,583)	(16,406)	(7,184)	(197,888)

Taxes	0	0	0	0	0

Net loss	$(5,929)	$(3,583)	$(16,406)	$(7,184)	$(197,888)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	INCEPTION ON MAR 12, 1986 TO JUN 30, 2012

Cash Flows from Operating Activities
Net loss	$(16,406)	$(7,184)	$(197,888)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	2,500	0
Increase in accounts payable and accrued expenses	20,950	6,125	136,750
Net cash provided (used) by operating activities	4,544	1,441	4,862

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	4,544	1,441	4,862

Cash and cash equivalents at beginning of period	318	576	0

Cash and cash equivalents at end of period	$4,862	$2,017	$4,862

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

NOTE 3 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to “WorldNet,” “the Company,” “we,” “us,” and “our” refer to WorldNet, Inc. of Nevada.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At June 30, 2012 we had cash of $4,862 and total liabilities of $136,750. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2012, our cash increased to $4,862 from $318 at December 31, 2011 as a result of proceeds received from cash advances received during the 2012 first quarter. Our total liabilities increased from $115,800 at December 31, 2011 to $136,750 at June 30, 2012 and this increase primarily represents increased accounts payable for consulting services and professional expenses paid on our behalf.

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

Results of Operations

We did not record revenues in either of the three or six month periods ended June 30, 2011 or 2012. General and administrative expense increased from $3,583 for the 2011 second quarter compared to $5,929 for the 2012 second quarter and general and administrative expense increased from $7,184 for the 2011 six month period compared to $16,406 for 2012 six month period. The increases in general and administrative expense in the 2012 interim periods primarily reflect increased costs for professional and consulting services relied upon for our operations.

Accordingly, our net loss increased from $3,583 for the 2011 second quarter compared to $5,929 for the 2012 second quarter and our net loss increased from $7,184 for the 2011 six month period compared to $16,406 for the 2012 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 14, 2012	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer