Form 10-Q/A
period 2012-06-30
WORLDNET INC OF NEVADA
filed 2012-09-13
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 2

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____ to _____

_________________

WORLDNET, INC. OF NEVADA

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-31023	88-0247824
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah 84111
(Address of Principal Executive Offices) (Zip Code)

(435) 674-1282
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☑      No  ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2012 was 18,500,000.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Form 10-Q for the period ended June 30, 2012 because, for reasons unknown to us, the EDGAR service provider and the SEC, the interactive data files filed with our prior amendment do not appear on the EDGAR website. Accordingly, we are filing this report in its entirety with the interactive data files and re-executed Section 305 and Section 906 certifications required by the Sarbanes-Oxley Act of 2002. Please note that the disclosures made in this Form 10-Q are not modified or updated and that this Form 10-Q does not include subsequent events occurring after the original filing date of the Form 10-Q.

	TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets	3
	Condensed Statement of Operations	4
	Condensed Statements of Cash Flows	5
	Notes to the Unaudited Condensed Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Opererations	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4	Controls and Procedures	9

	PART II – OTHER INFORMATION

Item 6	Exhibits	10

	Signatures	11

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

Date: September 12, 2012	WORLDNET, INC. OF NEVADA By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer