Form 10-Q
period 2012-09-30
WORLDNET INC OF NEVADA
filed 2012-11-07
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number:  000-31023

WORLDNET, INC. OF NEVADA
(Exact name of registrant as specified in its charter)

Nevada	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

 (435) 674-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐  The Company does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

September 30, 2012

(Unaudited)

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Balance Sheets

	SEPT 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,835	$318
Total current assets	3,835	318

TOTAL ASSETS	$3,835	$318

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$141,550	$115,800
Total current liabilities	141,550	115,800
Total liabilities	141,550	115,800

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(203,715)	(181,482)
Total stockholders' deficit	(137,715)	(115,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,835	$318

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE THREE MONTHS ENDED SEPT 30, 2011	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON MAR 12, 1986 TO SEPT 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	5,827	1,669	22,233	8,853	203,715
Total expenses	5,827	1,669	22,233	8,853	203,715

Net Operating Loss	(5,827)	(1,669)	(22,233)	(8,853)	(203,715)

Loss before income taxes	(5,827)	(1,669)	(22,233)	(8,853)	(203,715)

Taxes	0	0	0	0	0

Net loss	$(5,827)	$(1,669)	$(22,233)	$(8,853)	$(203,715)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	INCEPTION ON MAR 12, 1986 TO SEPT 30, 2012

Cash Flows from Operating Activities
Net loss	$(22,233)	$(8,853)	$(203,715)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	2,500	0
Increase in accounts payable and accrued expenses	25,750	6,825	141,550
Net cash provided (used) by operating activities	3,517	472	3,835

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	3,517	472	3,835

Cash and cash equivalents at beginning of period	318	576	0

Cash and cash equivalents at end of period	$3,835	$1,048	$3,835

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2011 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for year ending December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2012 we had cash of $3,835 and total liabilities of $141,550.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses.  As a result of proceeds received from cash advances received during the 2012 first quarter, at September 30, 2012, our cash increased to $3,835 from $318 at December 31, 2011.  Our total liabilities increased from $115,800 at December 31, 2011 to $141,550 at September 30, 2012 and this increase primarily represents $25,750 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either of the three or nine month periods ended September 30, 2011 or 2012.  General and administrative expense increased from $1,669 for the 2011 third quarter to $5,827 for the 2012 third quarter and general and administrative expense increased from $8,853 for the 2011 nine month period to $22,233 for 2012 nine month period.  The increases in general and administrative expense in the 2012 interim periods primarily reflect increased costs for professional and consulting services relied upon for our operations.

Accordingly, our net loss increased from $1,669 for the 2011 third quarter to $5,827 for the 2012 third quarter and our net loss increased from $8,853 for the 2011 nine month period compared to $22,233 for the 2012 nine month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 1, 2012, we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “WDNT.”  As of the date of this filing there has not been any trading activity in our common stock.  Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a future market in our common stock and may affect the ability of stockholders to sell their shares.

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

WORLDNET, INC. OF NEVADA

Date: November 7, 2012	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer