Form 10-K
period 2012-12-31
WORLDNET INC OF NEVADA
filed 2013-03-27
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐ The registrant does not have a Web site.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☒

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

The number of shares outstanding of the registrant’s common stock as of March 18, 2013 was 18,500,000.

Documents incorporated by reference: None

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

The current economy creates more challenges for the success of our business plan. With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past. However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with WorldNet.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared to be listed to trade on the OTC Bulletin Board; however, there is not any public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2012, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $143,975, had not generated revenues and had accumulated losses of $209,975 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for listing on the OTC Bulletin Board, but is not trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 85 stockholders of record as of March 18, 2013. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At December 31, 2012, we had $1,675 cash and had total liabilities of $145,650. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. As a result of proceeds received from cash advances received during the 2012 first quarter, our cash increased from $318 at December 31, 2011 to $1,675 at December 31, 2012. Our total liabilities increased from $115,800 at December 31, 2011 to $145,650 at December 31, 2012 and this increase primarily represents $20,550 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either 2011 or 2012. General and administrative expense decreased from $32,083 for 2011 to $28,493 for 2012. The decrease in general and administrative expense in 2012 primarily reflects decreases in consulting services relied upon for our operations.  Accordingly, our net loss decreased from $32,083 for 2011 to $28,493 for 2012. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2012 we recorded loans payable totaling $125,100 representing services received, as well as cash advances received from related and unrelated parties. Prior to December 31, 2012 management intended to issue common stock at some future date to convert these advances; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective December 31, 2012. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•
Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA
(A Development Stage Company)
Financial Statements
December 31, 2012 and 2011

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WorldNet, Inc. of Nevada (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on March 12, 1986 through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on March 12, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 18, 2013

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Balance Sheets

	DEC 31, 2012	DEC 31, 2011

ASSETS
CURRENT ASSETS
Cash	$1,675	$318
Total current assets	1,675	318

TOTAL ASSETS	$1,675	$318

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$20,550	$115,800
Loans payable	125,100	--
Total current liabilities	145,650	115,800
Total liabilities	145,650	115,800
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(209,975)	(181,482)
Total stockholders' deficit	(143,975)	(115,482)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,675	$318

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON MAR 12, 1986 TO DEC 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	28,493	32,083	209,975
Total expenses	28,493	32,083	209,975

Net Operating Loss	(28,493)	(32,083)	(209,975)

Loss before income taxes	(28,493)	(32,083)	(209,975)

Taxes		0	0

Net loss	$(28,493)	$(32,083)	$(209,975)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 12, 1986 through December 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Issuance of shares for marketing rights	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Net (loss) for the year ended December 31, 1987	-	-	-	-
Net (loss) for the year ended December 31, 1988	-	-	-	-
Net (loss) for the year ended December 31, 1989	-	-	-	-
Net (loss) for the year ended December 31, 1990	-	-	-	-
Issuance of shares for mining claims	110,000	110	(110)	-
Issuance of shares for services	390,000	390	38,610	-
Net (loss) for the year ended December 31, 1991	-	-	-	(39,000)
Net (loss) for the year ended December 31, 1992	-	-	-	-
Net (loss) for the year ended December 31, 1993	-	-	-	-
Balance - December 31, 1993	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1996	-	-	-	-
Balance - December 31, 1996	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1998	-	-	-	-
Balance - December 31, 1998	17,500,000	17,500	38,500	(56,000)
Net (loss) for the year ended December 31, 1999	-	-	-	(32,000)
Balance - December 31, 1999	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,500,000	17,500	38,500	(88,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,500,000	17,500	38,500	(93,000)
Shares issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,500,000	18,500	47,500	(103,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,500,000	18,500	47,500	(108,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(5,100)
Balance - December 31, 2005	18,500,000	18,500	47,500	(113,100)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,813)
Balance - December 31, 2006	18,500,000	18,500	47,500	(122,913)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,285)
Balance - December 31, 2007	18,500,000	18,500	47,500	(133,198)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,078)
Balance - December 31, 2008	18,500,000	18,500	47,500	(138,276)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,823)
Balance - December 31, 2009	18,500,000	18,500	47,500	(143,099)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 12, 1986 through December 31, 2012 - continued

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance - December 31, 2009	18,500,000	$18,500	$47,500	$(143,099)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,300)
Balance - December 31, 2010	18,500,000	18,500	47,500	(149,399)
Net (loss) for the year ended December 31, 2011	-	-	-	(32,083)
Balance - December 31, 2011	18,500,000	18,500	47,500	(181,482)
Net (loss) for the year ended December 31, 2012	-	-	-	(28,493)
Balance - December 31, 2012	18,500,000	$18,500	$47,500	$(209,975)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	INCEPTION ON MAR 12, 1986 to DEC 31, 2012

Cash Flows from Operating Activities
Net loss	$(28,493)	$(32,083)	$(209,975)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	49,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in prepaid expenses		2,500	0
Increase in accounts payable and accrued expenses	29,850	29,325	145,650
Net cash provided (used) by operating activities	1,357	(258)	1,675

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	0	0	0

Increase (decrease) in cash	1,357	(258)	1,675

Cash and cash equivalents at beginning of period	318	576	0

Cash and cash equivalents at end of period	$1,675	$318	$1,675

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Stock issued for services	$0	$0	$49,000
Converted accounts payable and advances into loans	$125,100	$0	$125,100

The accompanying notes are an integral part of these financial statements

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

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

	For the Years Ended December 31,
	2012	2011

Net Loss	$(28,493)	$(32,083)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$(0.00)	$(0.00)

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

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward	$71,391	$61,704
Valuation allowance	(71,391)	(61,704)
	$0	$0

Worldnet, Inc. of Nevada
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 2 - Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2012	2011

Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	9,687	10,908
Change in valuation allowance	(9,687)	(10,908)
	$0	$0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $209,975 and $181,482 as of December 31, 2012 and December 31, 2011, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2012	2011

Beginning Balance	$0	$0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

Worldnet, Inc. of Nevada
 (A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

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

During 2003, the Company issued 1,000,000 shares of stock for services valued at $10,000 (or $.01 per share)

There was no stock issued during 2011 and 2012.

NOTE 5 - Accounts Payable and Advances

As of December 31, 2011, the Company has recorded $125,100 in liabilities for services received, as well as cash advances received from related and third parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as promissory notes effective December 31, 2012, bearing interest at 8% and due on demand.

NOTE 6 - Related Party Transactions

During the years ended December 31, 2005, the Company incurred $47,100 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

Through November 30, 2008 an officer of the Company was an employee of First Equity Holdings. The relationship with First Equity Holdings ceased on that date.

For the fiscal year ended December 31, 2012, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 7 - Development Stage Company

The Company is a development stage company as defined in FASB ASC 915. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 8 - Fair Value of Financial Instruments

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

NOTE 9 - Subsequent Events

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.  Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

-	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,
-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term

Donald R. Mayer	73	Director and President	February 2000 until our next annual meeting.
April L. Erickson	38	Director and Secretary/Treasurer	November 2010 until our next annual meeting.

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

April L. Erickson - On November 5, 2010, Mrs. Erickson was appointed to fill the vacancy on our board of directors until our next annual meeting of shareholders. On that date she was also appointed to serve as Secretary/Treasurer of WorldNet. She is currently employed with Principal Leasing, Inc. where she specializes in human resources management and oversees several small businesses. She formerly worked in sales and service in the personal insurance products market for several insurance companies. Mrs. Erickson filed a personal voluntary bankruptcy petition under Chapter 7 in September of 2009 and the bankruptcy was discharged in March 2010.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2012.

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

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and executive officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2012. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 18, 2013.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

VIP WorldNet, Inc. 800 E. Charleston Blvd. Las Vegas, NV 89104	15,009,450	(1)	81.1

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000		5.4
________
(1) VIP WorldNet holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Donald R. Mayer	324,000	1.8
April L. Erickson	400	Less than 1%
Directors and officers as a group	324,400	1.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2011 fiscal year, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $22,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2012 fiscal year, First Equity Holdings Corp. billed the Company $20,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. We have not made any payments on the $90,150 we owe this shareholder.

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

	2011	2012

Audit fees	$4,874	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 14 through 25.

(a)(2)      Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)      Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description

3(i)	Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form10-SB, filed July 14, 2000)
3(ii)	Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WORLDNET, INC. OF NEVADA

Date: March 22, 2013	By:	/s/ Donald R. Mayer
Donald R. Mayer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2013	By:	/s/ Donald R. Mayer
Donald R. Mayer
Principal Executive Officer
Principal Financial and Accounting Officer
Director and President

Date: March 22, 2013	By:	/s/ April L. Erickson
April L. Erickson
Director and Secretary/Treasurer