Form 10-Q
period 2013-03-31
WORLDNET INC OF NEVADA
filed 2013-05-03
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-31023

WORLDNET, INC. OF NEVADA
(Exact name of registrant as specified in its charter)

Nevada	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 323-2395
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

The number of shares outstanding of the registrant’s common stock as of April 23, 2013 was 18,500,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Balance Sheets

	MAR 31, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$275	$1,675
Total current assets	275	1,675

TOTAL ASSETS	$275	$1,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$25,529	$20,550
Accrued Interest	2,528	--
Loans payable	127,600	125,100
Total current liabilities	155,657	145,650
Total liabilities	155,657	145,650
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(221,382)	(209,975)
Total stockholders' deficit	(155,382)	(143,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$275	$1,675

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON MAR 12, 1986 TO MAR 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	8,879	10,477	218,854
Total expenses	8,879	10,477	218,854

Net operating loss before other expense	(8,879)	(10,477)	(218,854)

Other income (expense)
Interest expense	(2,528)	--	(2,528)
Total other income (expense)	(2,528)	--	(2,528)

Loss from operations before income taxes	(11,407)	(10,477)	(221,382)

Taxes	--	--	--

Net loss	$(11,407)	$(10,477)	$(221,382)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON MAR 12, 1986 TO MAR 31, 2013

Cash Flows from Operating Activities
Net loss	$(11,407)	$(10,477)	$(221,382)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	49,000
Depreciation and amortization	--	--	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	7,507	19,357	28,057
Net cash provided (used) by operating activities	(3,900)	8,880	(127,325)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	2,500	--	127,600
Net cash provided (used) by financing activities	2,500	--	127,600

Increase (decrease) in cash	(1,400)	8,880	275

Cash and cash equivalents at beginning of period	1,675	318	--

Cash and cash equivalents at end of period	$275	$9,198	$275

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Stock issued for services	$--	$--	$49,000
Converted accounts payable and advances into loans	$--	$--	$125,100

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Any business combination or transaction may likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2013, our cash decreased to $275 from $1,675 at December 31, 2012. Our total liabilities increased from $145,650 at December 31, 2012 to $155,657 at March 31, 2013. This increase primarily represents loans totaling $2,500 and accounts payable of $4,650 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2012 or 2013. General and administrative expense decreased from $10,477 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $8,879 for the quarterly period ended March 31, 2013 (“2013 first quarter”). The decrease in general and administrative expense for the 2013 first quarter primarily reflects decreased costs for professional and consulting services relied upon for our operations.

Due to conversion of accounts payable and advances into loans totaling $125,100 at December 31, 2012, we recognized interest expense of $2,528 for the 2013 first quarter where we had no interest expense for the 2012 first quarter.

Accordingly, our net loss increased from $10,477 for the 2012 first quarter to $11,407 for the 2013 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2013 we recorded loans payable totaling $127,600 representing services received, as well as cash advances received from related and unrelated parties. Prior to December 31, 2012 management intended to issue common stock at some future date to convert $125,100 loans payable; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective December 31, 2012. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: May 3, 2013	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer