Form 10-Q
period 2013-06-30
WORLDNET INC OF NEVADA
filed 2013-08-09
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	9
	Condensed Balance Sheets	4
	Condensed Statements of Operations	5
	Condensed Statements of Cash Flows	6
	Notes to the Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$275	$1,675
Total current assets	275	1,675

TOTAL ASSETS	$275	$1,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$31,090	$20,550
Accrued Interest	5,080	--
Loans payable	127,600	125,100
Total current liabilities	163,770	145,650
Total liabilities	163,770	145,650
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(229,495)	(209,975)
Total stockholders' deficit	(163,495)	(143,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$275	$1,675

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON MAR 12, 1986 TO JUN 30, 2013

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	5,561	5,929	14,440	16,406	224,415
Total expenses	5,561	5,929	14,440	16,406	224,415

Net operating loss before other expense	(5,561)	(5,929)	(14,440)	(16,406)	(224,415)

Other income (expense)
Interest expense	(2,552)	--	(5,080)	--	(5,080)
Total other income (expense)	(2,552)	--	(5,080)	--	(5,080)

Loss from operations before income taxes	(8,113)	(5,929)	(19,520)	(16,406)	(229,495)

Taxes	--	--	--	--	--

Net loss	$(8,113)	$(5,929)	$(19,520)	$(16,406)	$(229,495)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON MAR 12, 1986 TO JUN 30, 2013

Cash Flows from Operating Activities
Net loss	$(19,520)	$(16,406)	$(229,495)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	49,000
Depreciation and amortization	--	--	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	15,620	20,950	36,170
Net cash provided (used) by operating activities	(3,900)	4,544	(127,325)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	2,500	--	127,600
Net cash provided (used) by financing activities	2,500	--	127,600

Increase (decrease) in cash	(1,400)	4,544	275

Cash and cash equivalents at beginning of period	1,675	318	--

Cash and cash equivalents at end of period	$275	$4,862	$275

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Stock issued for services	$--	$--	$49,000
Converted accounts payable and advances into loans	$--	$--	$125,100

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013

NOTE 1 –	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2013, our cash decreased to $275 from $1,675 at December 31, 2012. Our total liabilities increased from $145,650 at December 31, 2012 to $163,770 at June 30, 2013. This increase primarily represents loans totaling $2,500 and accounts payable of $8,850 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2012 or 2013. General and administrative expense decreased from $16,406 for the six month period ended June 30, 2012 (“2012 six month period”) to $14,440 for the six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense decreased from $5,929 for the quarterly period ended June 30, 2012 (“2012 second quarter”) to $5,561 for the quarterly period ended June 30, 2013 (“2013 second quarter”). The decrease in general and administrative expense for the 2013 interim periods primarily reflects decreased costs for professional and consulting services relied upon for our operations.

Due to conversion of accounts payable and advances into loans totaling $125,100 at December 31, 2012, and additional loans of $2,500 during the 2013 six month period, we recognized interest expense of $ 5,080 for the 2013 six month period and $2,552 for the 2013 second quarter where we did not have any interest expense for the 2012 interim periods.

Accordingly, our net loss increased from $16,406 for the 2012 six month period to $19,520 for the 2013 six month period and increased from $5,929 for the 2012 second quarter to $8,113 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2013 we recorded loans payable totaling $127,600 representing services received, as well as cash advances received from related and unrelated parties. Prior to December 31, 2012 management intended to issue common stock at some future date to convert $125,100 loans payable; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective December 31, 2012. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: August 8, 2013	By:	/s/ Donald R. Mayer
Donald R. Mayer President and Director Principal Financial Officer