Form 10-Q
period 2013-09-30
WORLDNET INC OF NEVADA
filed 2013-11-12
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 18,500,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,053	$1,675
Total current assets	5,053	1,675

TOTAL ASSETS	$5,053	$1,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$33,650	$20,550
Accrued Interest	7,772	--
Loans payable	135,100	125,100
Total current liabilities	176,522	145,650
Total liabilities	176,522	145,650
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(237,469)	(209,975)
Total stockholders' deficit	(171,469)	(143,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,053	$1,675

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON MAR 12, 1986 TO SEPT 30, 2013

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	5,282	5,827	19,722	22,233	229,697
Total expenses	5,282	5,827	19,722	22,233	229,697

Net operating loss before other expense	(5,282)	(5,827)	(19,722)	(22,233)	(229,697)

Other income (expense)
Interest expense	(2,692)	--	(7,772)	--	(7,772)
Total other income (expense)	(2,692)	--	(7,772)	--	(7,772)

Loss from operations before income taxes	(7,974)	(5,827)	(27,494)	(22,233)	(237,469)

Taxes	--	--	--	--	--

Net loss	$(7,974)	$(5,827)	$(27,494)	$(22,233)	$(237,469)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON MAR 12, 1986 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(27,494)	$(22,233)	$(237,469)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	49,000
Depreciation and amortization	--	--	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	20,872	25,750	41,422
Net cash provided (used) by operating activities	(6,622)	3,517	(130,047)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	10,000	--	135,100
Net cash provided (used) by financing activities	10,000	--	135,100

Increase (decrease) in cash	3,378	3,517	5,053

Cash and cash equivalents at beginning of period	1,675	318	--

Cash and cash equivalents at end of period	$5,053	$3,835	$5,053

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Stock issued for services	$--	$--	$49,000
Converted accounts payable and advances into loans	$--	$--	$125,100

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2012 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for year ending December 31, 2013.

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

As of the date of this report management is investigating a potential acquisition with an environmentally friendly, high-tech company. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of the acquisition opportunity will be complex. We expect that our due diligence will encompass meetings with the potential acquisition business management and inspection of its intellectual properties, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants the Company may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and a complete analysis before we complete a potential business combination, if any.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At September 30, 2013 our cash increased to $5,053 from $1,675 at December 31, 2012 due to proceeds from loans. Our total liabilities increased from $145,650 at December 31, 2012 to $176,522 at September 30, 2013. This increase primarily represents loans totaling $10,000 and accounts payable of $13,100 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2012 or 2013. General and administrative expense decreased from $22,233 for the nine month period ended September 30, 2012 (“2012 nine month period”) to $19,722 for the nine month period ended September 30, 2013 (“2013 nine month period”). General and administrative expense decreased from $5,827 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $5,282 for the quarterly period ended September 30, 2013 (“2013 third quarter”). The decrease in general and administrative expense for the 2013 interim periods primarily reflects decreased costs for professional and consulting services relied upon for our operations.

Due to conversion of accounts payable and advances into loans totaling $125,100 at December 31, 2012, and additional loans of $10,000 during the 2013 nine month period, we recognized interest expense of $ 7,772 for the 2013 nine month period and $2,692 for the 2013 third quarter where we did not have any interest expense for the 2012 interim periods.

Our net loss increased from $22,233 for the 2012 nine month period to $27,494 for the 2013 nine month period and increased from $5,827 for the 2012 third quarter to $7,974 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2013 we recorded loans payable totaling $135,100 representing services received, as well as cash advances received from related and unrelated parties. Prior to December 31, 2012 management intended to issue common stock at some future date to convert $125,100 loans payable; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective December 31, 2012. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: November 11, 2013	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer