Form 10-K
period 2013-12-31
WORLDNET INC OF NEVADA
filed 2014-03-31
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to ________

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 18,500,000.

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, that became effective in 2010, and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this filing, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had not generated revenues and had accumulated losses of $245,898 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 85 stockholders of record as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, stockholders and/or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. As a result of proceeds received from loans during 2013, our cash increased from $1,675 at December 31, 2012 to $3,676 at December 31, 2013. Our total liabilities increased from $145,650 at December 31, 2012 to $183,574 at December 31, 2013 and this increase represents loans of $10,000, accrued interest of $10,474 and advances of $17,450 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $28,493 for 2012 to $25,449 for 2013. The decrease in general and administrative expense in 2013 primarily reflects decreases in consulting services and fees relied upon for our operations. We recorded interest expense of $10,474 in 2013 and did not record interest expense in 2012. Interest expense reflects accrued interest on loans. Due to increased interest expense, our net loss increased from $28,493 for 2012 to $35,923 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Prior to 2012 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by related and third parties. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2012 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans of $155,650. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $7,500 from a third party and $2,500 from a related party. (See Item 13, below). During 2012 we recorded accounts payable of $20,550 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party, which were converted to loans at year end. Accrued interest on all loans at the 2013 year end was $10,474.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Significant Accounting Policies - The Company has no significant operations and is considered a development stage company and accordingly is accounted for as such under ASC 915: Development Stage Entities. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations. Please see “Note 1 - Summary of Significant Accounting Policies” in the financial statements beginning on page 22 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
660 SOUTH 200 EAST, SUITE 300
SALT LAKE CITY, UTAH 84111
__________________

(801) 328-2727       FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WorldNet, Inc. of Nevada (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of WorldNet, Inc. of Nevada, (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on March 12, 1986 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada, (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year then ended and for the period from inception on March 12, 1986 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.
Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 28, 2014

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
WorldNet, Inc. of Nevada (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on March 12, 1986 through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on March 12, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates
Morrill & Associates
Clinton, Utah 84015
March 18, 2012

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Balance Sheets

	DEC 31, 2013	DEC 31, 2012

ASSETS
CURRENT ASSETS
Cash	$3,676	$1,675
Total current assets	3,676	1,675

TOTAL ASSETS	$3,676	$1,675

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$17,450	$20,550
Notes payable – related party	92,650	69,600
Notes payable	63,000	55,500
Accrued interest – related party	5,744	--
Accrued interest	4,730	--
Total current liabilities	183,574	145,650
Total liabilities	183,574	145,650
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(245,898)	(209,975)
Total stockholders' deficit	(179,898)	(143,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,676	$1,675

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON MAR 12, 1986 TO DEC 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	25,449	28,493	235,424
Total expenses	25,449	28,493	235,424

Net Operating Loss	(25,449)	(28,493)	(235,424)

Other income (expense)
Interest expense – related party	(5,744)		(5,744)
Interest expense	(4,730)	--	(4,730)
Total other income (expense)	(10,474)	--	(10,474)

Loss before income taxes	(35,923)	(28,493)	(245,898)

Taxes	--	--	--

Net loss	$(35,923)	$(28,493)	$(245,898)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 12, 1986 through December 31, 2013

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

Continued -

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on March 12, 1986 through December 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance - December 31, 2009	18,500,000	$18,500	$47,500	$(143,099)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,300)
Balance - December 31, 2010	18,500,000	18,500	47,500	(149,399)
Net (loss) for the year ended December 31, 2011	-	-	-	(32,083)
Balance - December 31, 2011	18,500,000	18,500	47,500	(181,482)
Net (loss) for the year ended December 31, 2012	-	-	-	(28,493)
Balance - December 31, 2012	18,500,000	18,500	$47,500	(209,975)
Net (loss) for the year ended December 31, 2013	-	-	-	(35,923)
Balance - December 31, 2013	18,500,000	$18,500	$47,500	$(245,898)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON MAR 12, 1986 TO DEC 31, 2013

Cash Flows from Operating Activities
Net loss	$(35,923)	$(28,493)	$(245,898)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	49,000
Depreciation and amortization	--	--	17,000
Expenses paid by related party	17,450	20,550	107,600
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	--	(700)	--
Increase in accrued interest	10,474	--	10,474
Net cash provided (used) by operating activities	(7,999)	(8,643)	(61,824)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	2,500	--	2,500
Cash advances	7,500	10,000	63,000
Net cash provided (used) by financing activities	10,000	10,000	65,500

Increase (decrease) in cash	2,001	1,357	3,676

Cash and cash equivalents at beginning of period	1,675	318	--

Cash and cash equivalents at end of period	$3,676	$1,675	$3,676

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Stock issued for services	$--	$--	$49,000
Converted related party accounts payable and advances into loans	$20,550	$69,600	$90,150

The accompanying notes are an integral part of these financial statements

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

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

	For the Years Ended December 31,
	2013		2012
Net Loss	$	(35,923)	$(28,493)
Weighted Average Number of Shares Outstanding		18,500,000	18,500,000
Basic Loss per Common Share		$(0.00)	$(0.00)

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.	Use of estimates

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

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 1 - Summary of Significant Accounting Policies (continued)

f.	Fair Value of Financial Instruments

It is not practicable to estimate the fair value of notes payable because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point. No financial instruments are held for trading purposes.

g.	Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 245,898 and $ 209,975 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 - Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforward	$83,605	$71,391
Valuation allowance	(83,605)	(71,391)
	$0	$0

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012
Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	12,214	9,687
Change in valuation allowance	(12,214)	(9,687)
	$0	$0

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2013	2012
Beginning Balance	$0	$0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $179,898 and has incurred losses of $245,898 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

During 2003, the Company issued 1,000,000 shares of stock for services valued at $10,000 (or $.01 per share)

There was no stock issued during 2012 and 2013.

NOTE 5 - Accounts and Notes Payable

Through December 31, 2012, the Company had recorded as loans payable $125,100 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $10,474 and $0 at December 31, 2013 and 2012 respectively.

For the fiscal year ended December 31, 2013, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $17,450 in 2013 and $20,550 in 2012.

NOTE 6 - Related Party Transactions

During the years ended December 31, 2005, the Company incurred $47,100 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

Worldnet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 6 - Related Party Transactions (continued)

Through November 30, 2008 an officer of the Company was an employee of First Equity Holdings. The relationship with First Equity Holdings ceased on that date.

For the fiscal year ended December 31, 2013, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $17,450 in 2013 and $20,550 in 2012. In 2013, payables of $20,550 were converted to Notes payable - related party.

NOTE 7 - Development Stage Company

The Company is a development stage company as defined in FASB ASC 915. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 8 - Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 –	inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 –
inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 9 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective because we had a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of our Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Donald R. Mayer	74	Director and President	February 2000 until our next annual meeting.
April L. Adelt	39	Director and Secretary/Treasurer	November 2010 until our next annual meeting.

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

April L. Adelt -- On November 5, 2010, Mrs. Adelt was appointed to fill the vacancy on our board of directors until our next annual meeting of shareholders. On that date she was also appointed to serve as Secretary/Treasurer of WorldNet. She is currently employed with Principal Leasing, Inc. where she specializes in human resources management and oversees several small businesses. She formerly worked in sales and service in the personal insurance products market for several insurance companies. Mrs. Adelt filed a personal voluntary bankruptcy petition under Chapter 7 in September of 2009 and the bankruptcy was discharged in March 2010.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 17, 2014.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

VIP WorldNet, Inc. 800 E. Charleston Blvd. Las Vegas, NV 89104	15,009,450 (1)	81.1

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.4
_________
(1)   VIP WorldNet holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Donald R. Mayer	324,000	1.8
April L. Adelt	400	Less than 1%
Directors and officers as a group	324,400	1.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2013, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $17,450 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2012 fiscal year, First Equity Holdings Corp. billed the Company $20,550 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. The $20,550 account payable has been converted into a loan as of December 31, 2013. In addition, First Equity Holdings Corp. has loaned the Company an aggregate of $92,650. We have not made any payments on these amounts due this shareholder.

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

	Morrill & Associates, LLC
	2013	2012
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 14 through 26.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form10-SB, filed July 14, 2000)
3(ii)	Bylaws of WorldNet (incorporated by reference to exhibit 3.2 to Form 10-SB, filed July 14, 2000)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

WORLDNET, INC. OF NEVADA

Date: March 28, 2014	By:	/s/ Donald R. Mayer
Donald R. Mayer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ Donald R. Mayer
Donald R. Mayer
Principal Executive Officer Principal Financial and Accounting Officer Director and President

Date: March 28, 2014	By:	/s/ April L. Adelt
April L. Adelt
Director and Secretary/Treasurer