Form 10-Q
period 2014-03-31
WORLDNET INC OF NEVADA
filed 2014-05-08
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________

Commission file number: 000-31023

WORLDNET, INC. OF NEVADA
(Exact name of registrant as specified in its charter)

Nevada	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 18,500,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,286	$3,676
Total current assets	8,286	3,676

TOTAL ASSETS	$8,286	$3,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$20,400	$17,450
Accounts payable	3,926	-
Notes payable – related party	92,650	92,650
Notes payable	68,000	63,000
Accrued interest – related party	7,597	5,744
Accrued interest	5,986	4,730
Total current liabilities	198,559	183,574
Total liabilities	198,559	183,574

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(256,273)	(245,898)
Total stockholders' deficit	(190,273)	(179,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,286	$3,676

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON MAR 12, 1986 TO MAR 31, 2014

Revenues	$-	$-	$-

Expenses
General and administrative	7,266	8,879	242,690
Total expenses	7,266	8,879	242,690

Net Operating Loss	(7,266)	(8,879)	(242,690)

Other income (expense)
Interest expense – related party	(1,853)	(1,418)	(7,597)
Interest expense	(1,256)	(1,110)	(5,986)
Total other income (expense)	(3,109)	(2,528)	(13,583)

Loss before income taxes	(10,375)	(11,407)	(256,273)

Taxes	-	-	-

Net loss	$(10,375)	$(11,407)	$(256,273)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON MAR 12, 1986 TO MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(10,375)	$(11,407)	$(256,273)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	-	-	49,000
Depreciation and amortization	-	-	17,000
Expenses paid by related party	2,950	4,650	110,550
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,926	329	3,926
Increase in accrued interest – related party	1,853	1,418	7,597
Increase in accrued interest	1,256	1,110	5,986
Net cash provided (used) by operating activities	(390)	(3,900)	(62,214)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	-	-	-

Cash Flows from Financing Activities
Cash advances – related party	-	2,500	2,500
Cash advances	5,000	-	68,000
Net cash provided (used) by financing activities	5,000	2,500	70,500

Increase (decrease) in cash	4,610	(1,400)	8,286

Cash and cash equivalents at beginning of period	3,676	1,675	-

Cash and cash equivalents at end of period	$8,286	$275	$8,286

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$-	$-	$17,000
Stock issued for services	$-	$-	$49,000
Converted related party accounts payable and advances into loans	$-	$20,550	$90,150

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2014

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

As of the date of this report management is investigating a potential acquisition of an environmentally friendly manufacturing company. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of the acquisition opportunity will be complex. We expect that our due diligence will encompass meetings with the potential acquisition business management and inspection of its production process, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants the Company may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and a complete analysis before we complete a potential business combination, if any.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2014 our cash increased to $8,286 from $3,676 at December 31, 2013 due to proceeds from loans. Our total liabilities increased from $183,574 at December 31, 2013 to $198,559 at March 31, 2014. This increase primarily represents a $5,000 loan and accounts payable of $3,926 from third parties, along with accounts payable of $2,950 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in the 2013 or 2014 first quarters. General and administrative expense decreased from $8,879 for the quarterly period ended March 31, 2013 (“2013 first quarter”) to $7,266 for the quarterly period ended March 31, 2014 (“2014 first quarter”). The decrease in general and administrative expense for the 2013 interim periods primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Interest expense from notes payable increased from $2,528 for the 2013 first quarter to $3,109 for the 2014 first quarter.

Our net loss decreased from $11,407 for the 2013 first quarter to $10,375 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we recorded notes payable of $160,650. All of the loans are non-collateralized, carry interest at 8% and are due on demand. Accrued interest on all notes payable at March 31, 2014 was $13,583. During the 2014 first quarter we borrowed $5,000 from a third party and recorded accounts payable of $3,926 from third parties. We recognized accounts payable of $2,950 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. In addition, First Equity Holdings Corp. has loaned the Company an aggregate of $92,650. We have not made any payments on these amounts due this shareholder.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: May 8, 2014	By:	/s/ Donald R. Mayer
Donald R. Mayer President and Director Principal Financial Officer