Form 10-Q
period 2014-06-30
WORLDNET INC OF NEVADA
filed 2014-07-29
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 18,500,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Condensed Balance Sheets

	JUNE 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,983	$3,676
Total current assets	2,983	3,676

TOTAL ASSETS	$2,983	$3,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$23,000	$17,450
Accounts payable	--	--
Notes payable – related party	92,650	92,650
Notes payable	68,000	63,000
Accrued interest – related party	9,450	5,744
Accrued interest	7,346	4,730
Total current liabilities	200,446	183,574
Total liabilities	200,446	183,574

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Deficit accumulated during the development stage	(263,463)	(245,898)
Total stockholders' deficit	(197,463)	(179,898)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,983	$3,676

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON MAR 12, 1986 TO JUNE 30, 2014

Revenues	$--	$--	$--	$--	$--

Expenses
General and administrative	3,977	5,561	11,243	14,440	246,667
Total expenses	3,977	5,561	11,243	14,440	246,667

Net operating loss before other expense	(3,977)	(5,561)	(11,243)	(14,440)	(246,667)

Other income (expense)
Interest expense – related party	(1,853)	(1,442)	(3,706)	(2,860)	(9,450)
Interest expense	(1,360)	(1,110)	(2,616)	(2,220)	(7,346)
Total other income (expense)	(3,213)	(2,552)	(6,322)	(5,080)	(16,796)

Loss from operations before income taxes	(7,190)	(8,113)	(17,565)	(19,520)	(263,463)

Taxes	--	--	--	--	--

Net loss	$(7,190)	$(8,113)	$(17,565)	$(19,520)	$(263,463)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON MAR 12, 1986 TO JUNE 30, 2014

Cash Flows from Operating Activities
Net loss	$(17,565)	$(19,520)	$(263,463)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	49,000
Depreciation and amortization	--	--	17,000
Expenses paid by related party	5,550	8,850	113,150
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	--	1,690	--
Increase in accrued interest – related party	3,706	2,860	9,450
Increase in accrued interest	2,616	2,220	7,346
Net cash provided (used) by operating activities	(5,693)	(3,900)	(67,517)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	2,500	2,500
Cash advances	5,000	--	68,000
Net cash provided (used) by financing activities	5,000	2,500	70,500

Increase (decrease) in cash	(693)	(1,400)	2,983

Cash and cash equivalents at beginning of period	3,676	1,675	--

Cash and cash equivalents at end of period	$2,983	$275	$2,983

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--
Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Stock issued for services	$--	$--	$49,000
Converted related party accounts payable and advances into loans	$--	$20,550	$90,150

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
June 30, 2014

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2014 our cash decreased to $2,983 from $3,676 at December 31, 2013. Our total liabilities increased to $200,446 at June 30, 2014 from $183,574 at December 31, 2013. This increase primarily represents a $5,000 loan and accrued interest of $6,322, along with accounts payable of $5,550 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in the 2013 or 2014 interim periods. General and administrative expense decreased to $11,243 for the six month period ended June 30, 2014 compared to $14,440 for the six month period ended June 30, 2013. General and administrative expense decreased to $3,977 for the three month period ended June 30, 2014 compared to $5,561 for the three month period ended June 30, 2013. The decrease in general and administrative expense for the 2014 interim periods primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Interest expense from notes payable increased to $6,322 for the 2014 six month period compared to $5,080 for the 2013 six month period and increased to $3,213 for the 2014 second quarter compared to $2,552 for the 2013 second quarter.

Our net loss decreased to $17,565 for the 2014 six month period compared to $19,520 for the 2013 six month period and decreased to $7,190 for the 2014 second quarter compared to $8,113 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2014 we recorded notes payable of $160,650. All of the loans are non-collateralized, carry interest at 8% and are due on demand. Accrued interest on all notes payable at June 30, 2014 was $16,796. During the 2014 six month period we borrowed $5,000 from a third party. We recognized accounts payable of $5,550 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. In addition, First Equity Holdings Corp. has loaned the Company an aggregate of $92,650. We have not made any payments on these amounts due this shareholder.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
_____________
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

WORLDNET, INC. OF NEVADA

Date: July 29, 2014	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer