Form 10-Q
period 2014-09-30
WORLDNET INC OF NEVADA
filed 2014-11-12
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐  The Company does not have a Web site.

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2014 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

September 30, 2014

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

	SEPT 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,606	$3,676
Total current assets	1,606	3,676
TOTAL ASSETS	$1,606	$3,676

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$25,500	$17,450
Accounts payable	--	--
Notes payable – related party	92,650	92,650
Notes payable	68,000	63,000
Accrued interest – related party	11,303	5,744
Accrued interest	8,706	4,730
Total current liabilities	206,159	183,574
Total liabilities	206,159	183,574

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(270,553)	(245,898)
Total stockholders' deficit	(204,553)	(179,898)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,606	$3,676

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,877	5,282	15,120	19,722
Total expenses	3,877	5,282	15,120	19,722

Net operating loss before other expense	(3,877)	(5,282)	(15,120)	(19,722)

Other income (expense)
Interest expense – related party	(1,853)	(1,442)	(5,559)	(4,302)
Interest expense	(1,360)	(1,250)	(3,976)	(3,470)
Total other income (expense)	(3,213)	(2,692)	(9,535)	(7,772)

Loss from operations before income taxes	(7,090)	(7,974)	(24,655)	(27,494)

Taxes	--	--	--	--

Net loss	$(7,090)	$(7,974)	$(24,655)	$(27,494)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

 Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(24,655)	$(27,494)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,050	13,100
Changes in operating assets and liabilities:
Increase in accrued interest – related party	5,559	4,302
Increase in accrued interest	3,976	3,470
Net cash provided (used) by operating activities	(7,070)	(6,622)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	2,500
Cash advances	5,000	7,500
Net cash provided (used) by financing activities	5,000	10,000

Increase (decrease) in cash	(2,070)	3,378

Cash and cash equivalents at beginning of period	3,676	1,675

Cash and cash equivalents at end of period	$1,606	$5,053

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the Condensed Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2013 Annual Report on Form 10-K.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for year ending December 31, 2014.

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

NOTE 3 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses.  At September 30, 2014 our cash decreased to $1,606 from $3,676 at December 31, 2013.  Our total liabilities increased to $206,159 at September 30, 2014 from $183,574 at December 31, 2013.  This increase primarily represents a $5,000 loan and accrued interest of $9,535, along with accounts payable of $8,050 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in the 2013 or 2014 interim periods.  General and administrative expense decreased to $15,120 for the nine month period ended September 30, 2014 compared to $19,722 for the nine month period ended September 30, 2013.  General and administrative expense decreased to $3,877 for the three month period ended September 30, 2014 compared to $5,282 for the three month period ended September 30, 2013.  The decrease in general and administrative expense for the 2014 interim periods primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Interest expense from notes payable increased to $9,535 for the 2014 nine month period compared to $7,772 for the 2013 nine month period and increased to $3,213 for the 2014 third quarter compared to $2,692 for the 2013 third quarter.

Our net loss decreased to $24,655 for the 2014 nine month period compared to $27,494 for the 2013 nine month period and decreased to $7,090 for the 2014 third quarter compared to $7,974 for the 2013 third quarter.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we recorded notes payable of $160,650.  All of the loans are non-collateralized, carry interest at 8% and are due on demand.  Accrued interest on all notes payable at September 30, 2014 was $20,009.  During the 2014 nine month period we borrowed $5,000 from a third party.  We recognized accounts payable of $8,050 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.  In addition, First Equity Holdings Corp. has loaned the Company an aggregate of $92,650.  We have not made any payments on these amounts due this shareholder.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: November 12, 2014	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer

