Form 10-Q
period 2015-03-31
WORLDNET INC OF NEVADA
filed 2015-05-11
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

March 31, 2015

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

	MAR 31, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,081	$221
Total current assets	1,081	221

TOTAL ASSETS	$1,081	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$13,500	$10,600
Notes payable – related party	110,100	110,100
Notes payable	73,000	68,000
Accrued interest – related party	15,009	13,156
Accrued interest	11,440	10,066
Total current liabilities	223,049	211,922
Total liabilities	223,049	211,922

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(287,968)	(277,701)
Total stockholders' deficit	(221,968)	(211,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,081	$221

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Revenues	$--	$

--

Expenses
General and administrative	7,040		7,266
Total expenses	7,040		7,266

Net operating loss before other expense	(7,040)		(7,266)

Other income (expense)
Interest expense – related party	(1,853)		(1,853)
Interest expense	(1,374)		(1,256)
Total other income (expense)	(3,227)		(3,109)

Loss from operations before income taxes	(10,267)		(10,375)

Taxes	--		--

Net loss	$(10,267)		$(10,375)

Net loss per share	$(0.00)		$(0.00)

Weighted average shares outstanding	18,500,000		18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

 Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Cash Flows from Operating Activities
Net loss	$(10,267)	$(10,375)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,900	2,950
Changes in operating assets and liabilities:
Increase in accounts payable	--	3,926
Increase in accrued interest – related party	1,853	1,853
Increase in accrued interest	1,374	1,256
Net cash provided (used) by operating activities	(4,140)	(390)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	5,000	5,000
Net cash provided (used) by financing activities	5,000	5,000

Increase (decrease) in cash	860	4,610

Cash and cash equivalents at beginning of period	221	3,676

Cash and cash equivalents at end of period	$1,081	$8,286

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the Unaudited Financial Statements

March 31, 2015

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

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

As of the date of this report management is investigating a potential merger or acquisition of a company specializing in environmentally safe solutions for global sustainability.  However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report.  We anticipate that the evaluation of this opportunity will be complex.  We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants that the Company may engage.  The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2015 our cash increased to $1,081 from $221 at December 31, 2014. Our total liabilities increased to $223,049 at March 31, 2015 from $211,922 at December 31, 2014. This increase primarily represents a $5,000 loan and accrued interest of $3,227, along with accounts payable of $2,900 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in the 2015 or 2014 first quarters. General and administrative expense decreased to $7,040 for the three month period ended March 31, 2015 compared to $7,266 for the three month period ended March 31, 2014. The decrease in general and administrative expense for the 2015 first quarter primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Interest expense from notes payable increased to $3,227 for the 2015 first quarter compared to $3,109 for the 2014 first quarter.

Our net loss decreased to $10,267 for the 2015 first quarter compared to $10,375 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded notes payable of $183,100 with accrued interest of $26,449. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 first quarter we borrowed $5,000 from a third party and we recorded accounts payable of $2,900 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: May 11, 2015	By	/s/ Donald R. Mayer
Donald R. Mayer
President and Director Principal Financial Officer

