Form 10-Q
period 2015-06-30
WORLDNET INC OF NEVADA
filed 2015-08-11
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(801) 323-2395

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of August 5, 2015 was 18,500,000.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

June 30, 2015

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,081	$221
Total current assets	3,081	221

TOTAL ASSETS	$3,081	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable - related party	$15,400	$10,600
Notes payable - related party	110,100	110,100
Notes payable	76,300	68,000
Accrued interest - related party	16,862	13,156
Accrued interest	12,903	10,066
Total current liabilities	231,565	211,922
Total liabilities	231,565	211,922

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(294,484)	(277,701)
Total stockholders' deficit	(228,484)	(211,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,081	$221

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,200	3,977	10,240	11,243
Total expenses	3,200	3,977	10,240	11,243

Net operating loss before other expense	(3,200)	(3,977)	(10,240)	(11,243)

Other income (expense)
Interest expense - related party	(1,853)	(1,853)	(3,706)	(3,706)
Interest expense	(1,463)	(1,360)	(2,837)	(2,616)
Total other income (expense)	(3,316)	(3,213)	(6,543)	(6,322)

Loss from operations before income taxes	(6,516)	(7,190)	(16,783)	(17,565)

Taxes	--	--	--	--

Net loss	$(6,516)	$(7,190)	$(16,783)	$(17,565)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Cash Flows from Operating Activities
Net loss	$(16,783)	$(17,565)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,800	5,550
Changes in operating assets and liabilities:
Increase in accrued interest - related party	3,706	3,706
Increase in accrued interest	2,837	2,616
Net cash provided (used) by operating activities	(5,440)	(5,693)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	8,300	5,000
Net cash provided (used) by financing activities	8,300	5,000

Increase (decrease) in cash	2,860	(693)

Cash and cash equivalents at beginning of period	221	3,676

Cash and cash equivalents at end of period	$3,081	$2,983

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

June 30, 2015

NOTE 1 - Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

NOTE 3 - Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to "WorldNet," "the Company," "we," "us," and "our" refer to WorldNet, Inc. of Nevada.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "intend," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of the date of this report management is investigating a potential merger or acquisition of a company specializing in environmentally safe solutions for global sustainability. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of this opportunity will be complex. We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants that the Company may engage. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2015 our cash increased to $3,081 from $221 at December 31, 2014. Our total liabilities increased to $231,565 at June 30, 2015 from $211,922 at December 31, 2014. This increase primarily represents a $8,300 loan and accrued interest of $6,543, along with accounts payable of $4,800 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in the 2015 or 2014 six month periods. General and administrative expense decreased to $10,240 for the six month period ended June 30, 2015 compared to $11,243 for the six month period ended June 30, 2014. General and administrative expense decreased to $3,200 for the 2015 second quarter compared to $3,977 for the 2014 second quarter. The decrease in general and administrative expense for the 2015 interim periods primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $6,543 for the 2015 six month period compared to $6,322 for the 2014 six month period and increased to $3,316 for the 2015 second quarter compared to $3,213 for the 2014 second quarter.

Our net loss decreased to $16,783 for the 2015 six month period compared to $17,565 for the 2014 six month period and decreased to $6,516 for the 2015 second quarter compared to $7,190 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we recorded notes payable of $186,400 with accrued interest of $29,765. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 six month period we borrowed $8,300 from a third party and we recorded accounts payable of $4,800 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	Submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"
•	Obtain shareholder approval of any golden parachute payments not previously approved; and
•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

WORLDNET, INC. OF NEVADA

Date: August 10, 2015	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer

