Form 10-Q
period 2015-09-30
WORLDNET INC OF NEVADA
filed 2015-10-30
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant's common stock as of October 30, 2015 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

September 30, 2015

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$2,581	$221
Total current assets	2,581	221

TOTAL ASSETS	$2,581	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$17,200	$10,600
Accounts payable – vendor	800	--
Notes payable – related party	110,100	110,100
Notes payable	76,300	68,000
Accrued interest – related party	18,715	13,156
Accrued interest	14,429	10,066
Total current liabilities	237,544	211,922
Total liabilities	237,544	211,922

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(300,963)	(277,701)
Total stockholders' deficit	(234,963)	(211,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,581	$221

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$--	$--	$--	$--

Expenses
General and administrative	3,100	3,877	13,340	15,120
Total expenses	3,100	3,877	13,340	15,120

Net operating loss before other expense	(3,100)	(3,877)	(13,340)	(15,120)

Other income (expense)
Interest expense – related party	(1,853)	(1,853)	(5,559)	(5,559)
Interest expense	(1,526)	(1,360)	(4,363)	(3,976)
Total other income (expense)	(3,379)	(3,213)	(9,922)	(9,535)

Loss from operations before income taxes	(6,479)	(7,090)	(23,262)	(24,655)

Taxes	--	--	--	--

Net loss	$(6,479)	$(7,090)	$(23,262)	$(24,655)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Cash Flows from Operating Activities
Net loss	$(23,262)	$(24,655)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	8,050
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase in accrued interest – related party	5,559	5,559
Increase in accrued interest	4,363	3,976
Net cash provided (used) by operating activities	(5,940)	(7,070)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	8,300	5,000
Net cash provided (used) by financing activities	8,300	5,000

Increase (decrease) in cash	2,360	(2,070)

Cash and cash equivalents at beginning of period	221	3,676

Cash and cash equivalents at end of period	$2,581	$1,606

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

September 30, 2015

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2014 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for year ending December 31, 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has ceased discussions related to the previously reported investigation of acquisition of an operating company. Currently, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At September 30, 2015 our cash increased to $2,581 from $221 at December 31, 2014. Our total liabilities increased to $237,544 at September 30, 2015 from $211,922 at December 31, 2014. This increase primarily represents a $8,300 loan and accrued interest of $9,922, along with accounts payable of $6,600 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2015 or 2014. General and administrative expense decreased to $13,340 for the nine month period ended September 30, 2015 compared to $15,120 for the nine month period ended September 30, 2014. General and administrative expense decreased to $3,100 for the 2015 third quarter compared to $3,877 for the 2014 third quarter. The decrease in general and administrative expense for the 2015 interim periods primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $9,922 for the 2015 nine month period compared to $9,535 for the 2014 nine month period and increased to $3,379 for the 2015 third quarter compared to $3,213 for the 2014 third quarter.

Our net loss decreased to $23,262 for the 2015 nine month period compared to $24,655 for the 2014 nine month period and decreased to $6,479 for the 2015 third quarter compared to $7,090 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2015 nine month period we borrowed $8,300 from a third party. At September 30, 2015 we recorded notes payable of $186,400 with accrued interest of $33,144. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 nine month period we recorded accounts payable of $6,600 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: October 30, 2015	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer

