Form 10-K
period 2015-12-31
WORLDNET INC OF NEVADA
filed 2016-03-23
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to ___________

Commission file number: 000-31023

WorldNet, Inc. of Nevada

(Exact name of registrant as specified in its charter)

Nevada	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (801) 323-2395

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant's common stock as of March 1, 2016 was 18,500,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	28

Signatures		29

In this annual report references to "WorldNet," "we," "us," "our" and "the Company" refer to WorldNet, Inc. of Nevada.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations;
•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and
•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," below.

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

The current economy creates more challenges for the success of our business plan. With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past. However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with WorldNet.

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

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

Our management will analyze the business opportunities; however, none of our management team are professional business analysts. (See Part III, Item 10, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management's limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

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

A decision to participate in a specific business opportunity may be made upon our management's analysis of:

•	the quality of the business opportunity's management and personnel,
•	the anticipated acceptability of its new products or marketing concept,
•	the merit of its technological changes,
•	the perceived benefit that it will derive from becoming a publicly held entity, and
•	numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder's fees, consultant's fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

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

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by "back door" registrations.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we acquire a "non-reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such "non-reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, the Company had limited assets, had a negative working capital of $242,938 and had incurred losses of $308,938 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for quotation on the OTC Bulletin Board, but is not trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144. Any "restricted securities" issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file Form 10 information regarding the business opportunity involved in any acquisition, reorganization or merger that results in the Company no longer being considered a shell company. In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2012 we received notification from the Financial Industry Regulatory Authority ("FINRA") that our common stock was cleared for quotation on the OTC Bulletin Board under the symbol "WDNT." As of the date of this filing there has not been any trading activity in our common stock.

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

We had 85 stockholders of record as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. Our cash increased to $481 at December 31, 2015 compared to $221 at December 31, 2014. Our total liabilities increased to $243,419 at December 31, 2015 compared to $211,922 at December 31, 2014. The 2015 increase of total liabilities represents loans of $8,300, accrued interest of $14,697 and advances of $8,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2014 or 2015. General and administrative expense decreased to $16,540 for 2015 compared to $19,055 for 2014. The decrease in general and administrative expense in 2015 primarily reflects decreases in consulting services and fees relied upon for our operations. We recorded interest expense of $14,697 for 2015 compared to $12,748 for 2014. Interest expense reflects accrued interest on notes payable. Our net loss decreased to $31,237 for 2015 compared to $31,803 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we recorded notes payable of $197,000 with accrued interest of $37,919. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2015 we borrowed $8,300 from a third party and during 2014 we borrowed $5,000 from a third party.

During 2015 we recorded accounts payable of $8,500 and during 2014 we recorded accounts payable of $10,600 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. ("First Equity"). At the 2015 year end we converted the $10,600 amount to notes payable (See Item 13, below).

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an "emerging growth company" under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada

Salt Lake City, Utah

We have audited the accompanying balance sheet of WorldNet, Inc. of Nevada as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

WorldNet, Inc. of Nevada

Balance Sheets

	DEC 31, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$481	$221
Total current assets	481	221

TOTAL ASSETS	$481	$221

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,500	$10,600
Notes payable – related party	120,700	110,100
Notes payable	76,300	68,000
Accrued interest – related party	21,964	13,156
Accrued interest	15,955	10,066
Total current liabilities	243,419	211,922
Total liabilities	243,419	211,922

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(308,938)	(277,701)
Total stockholders' deficit	(242,938)	(211,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$481	$221

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$--	$--

Expenses
General and administrative	16,540	19,055
Total expenses	16,540	19,055

Net Operating Loss	(16,540)	(19,055)

Other income (expense)
Interest expense – related party	(8,808)	(7,412)
Interest expense	(5,889)	(5,336)
Total other income (expense)	(14,697)	(12,748)

Loss before income taxes	(31,237)	(31,803)

Taxes	--	--

Net loss	$(31,237)	$(31,803)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
Statements of Stockholders' Deficit
For Years Ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	18,500,000	$18,500	$47,500	$(245,898)	$(179,898)
Net income (loss) for the year ended December 31, 2014	-	-	-	(31,803)	(31,803)
Balance – December 31, 2014	18,500,000	18,500	47,500	(277,701)	(211,701)
Net income (loss) for the year ended December 31, 2015	-	-	-	(31,237)	(31,237)
Balance – December 31, 2015	18,500,000	$18,500	$47,500	$(308,938)	$(242,938)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net loss	$(31,237)	$(31,803)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,500	10,600
Changes in operating assets and liabilities:
Increase in accrued interest – related party	8,808	7,412
Increase in accrued interest	5,889	5,336
Net cash provided (used) by operating activities	(8,040)	(8,455)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances (Notes payable)	8,300	5,000
Net cash provided (used) by financing activities	8,300	5,000

Increase (decrease) in cash	260	(3,455)

Cash and cash equivalents at beginning of period	221	3,676

Cash and cash equivalents at end of period	$481	$221

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Non-Cash Investing and Financing Activities
Converted related party accounts payable into loans	$10,600	$17,450

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Years Ended December 31,
	2015	2014
Net Loss	$(31,237)	$(31,803)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2015 and 2014, the Company had no potentially dilutive common stock equivalents issued.

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.	Use of estimates

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

December 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.	Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2 – INCOME TAXES

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $308,938 and $277,701 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2015	2014
Deferred tax asset:
Net operating loss carryforward	$105,038	$94,418
Valuation allowance	(105,038)	(94,418)
	$0	$0

Worldnet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 – INCOME TAXES (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014
Current Federal tax	$0	$0
Current State tax	0	0
Change in NOL benefit	10,620	10,813
Change in valuation allowance	(10,620)	(10,813)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $242,938 and has incurred losses of $308,938 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

NOTE 4 – CAPITALIZATION

The Company did not issue any common stock, options, warrants or any other stock based awards during 2014 and 2015.

NOTE 5 – NOTES PAYABLE

Notes payable - unrelated parties as of December 31, 2015 are $76,300. This includes additional advances during 2015 of $8,300. The Notes bear interest at 8% and are due on demand.

Accrued interest - unrelated parties was $15,955 and $10,066 at December 31, 2015 and 2014, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005, the Company incurred $47,100 of professional fees payable to professionals affiliated with First Equity Holdings Corp.

Worldnet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Through November 30, 2008 an officer of the Company was an employee of First Equity Holdings. The relationship with First Equity Holdings ceased on that date.

For the fiscal year ended December 31, 2015, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $8,500 in 2015 and $10,600 in 2014. In 2015 the 2014 accounts payable were converted into Notes Payable – related party. Notes payable – related party at December 31, 2015 and 2014 were $120,700 and $110,100, respectively. Accrued interest at December 31, 2015 and 2014 was $21,964 and $13,156, respectively. The notes bear interest at 8% and are due on demand.

NOTE 7 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm, effective March 10, 2014.

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

Management's Annual Report on Internal Control over Financial Reporting

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), "Internal Control - Integrated Framework," to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Donald R. Mayer	76	Director and President	February 2000 until our next annual meeting.
April L. Adelt	41	Director and Secretary/Treasurer	November 2010 until our next annual meeting.

Donald R. Mayer -- Mr. Mayer is the President and Chairman of Universal Business Insurance, an insurance company that he co-founded. He has worked in the insurance industry for over twenty-five years, specializing in the business and motel/hotel industry. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelor's degree in accounting

April L. Adelt -- On November 5, 2010, Mrs. Adelt was appointed to fill the vacancy on our board of directors until our next annual meeting of shareholders. On that date she was also appointed to serve as Secretary/Treasurer of WorldNet. She is currently employed with Principal Leasing, Inc. where she specializes in human resources management and oversees several small businesses. She formerly worked in sales and service in the personal insurance products market for several insurance companies. Mrs. Adelt filed a personal voluntary bankruptcy petition under Chapter 7 in September of 2009 and the bankruptcy was discharged in March 2010.

Other than the legal proceeding described above, during the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company, or a change in the named executive officer's responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 1, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2015, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $8,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2014 fiscal year, First Equity Holdings Corp. billed the Company $10,600 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2015 the $10,600 account payable was converted into a note payable.

As of December 31, 2015 we owe First Equity an aggregate of $120,700 with accrued interest of $21,964. The notes bear interest at 8% and are due on demand. We have not made any payments on these amounts due this shareholder.

Parent Company

VIP WorldNet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock. Such shares represent 81.1% of our issued and outstanding shares.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2015	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 13 through 22.

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

_______________

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

WORLDNET, INC. OF NEVADA

Date: March 23, 2016	By:	/s/ Donald R. Mayer
Donald R. Mayer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2016	By:	/s/ Donald R. Mayer
Donald R. Mayer
Principal Executive Officer
Principal Financial and Accounting Officer Director and President

	By:	/s/ April L. Adelt
Date: March 23, 2016		April L. Adelt
Director and Secretary/Treasurer

