Form 10-Q
period 2016-03-31
WORLDNET INC OF NEVADA
filed 2016-05-10
CIK 1118233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant's common stock as of May 6, 2016 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

March 31, 2016

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2016	DEC 31, 2015
ASSETS
CURRENT ASSETS
Cash	$4,181	$481
Total current assets	4,181	481

TOTAL ASSETS	$4,181	$481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$10,600	$8,500
Accounts payable – vendor	3,000	--
Notes payable – related party	120,700	120,700
Notes payable	80,500	76,300
Accrued interest – related party	24,378	21,964
Accrued interest	17,481	15,955
Total current liabilities	256,659	243,419
Total liabilities	256,659	243,419

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(318,478)	(308,938)
Total stockholders' deficit	(252,478)	(242,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,181	$481

The accompanying notes are an integral part of these financial statements.

 WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Revenues	$--	$--

Expenses
General and administrative	5,600	7,040
Total expenses	5,600	7,040

Net operating loss before other expense	(5,600)	(7,040)

Other income (expense)
Interest expense – related party	(2,414)	(1,853)
Interest expense	(1,526)	(1,374)
Total other income (expense)	(3,940)	(3,227)

Loss from operations before income taxes	(9,540)	(10,267)

Taxes	--	--

Net loss	$(9,540)	(10,267)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Cash Flows from Operating Activities
Net loss	$(9,540)	$(10,267)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,900
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	3,000	--
Increase in accrued interest – related party	2,414	1,853
Increase in accrued interest	1,526	1,374
Net cash provided (used) by operating activities	(500)	(4,140)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	4,200	5,000
Net cash provided (used) by financing activities	4,200	5,000

Increase (decrease) in cash	3,700	860

Cash and cash equivalents at beginning of period	481	221

Cash and cash equivalents at end of period	$4,181	$1,081

The accompanying notes are an integral part of these financial statements

 WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

March 31, 2016

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for year ending December 31, 2016.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2016 our cash increased to $4,181 from $481 at December 31, 2015. Our total liabilities increased to $256,659 at March 31, 2016 from $243,419 at December 31, 2015. This increase for the 2016 first quarter primarily represents cash advances of $4,200, accrued interest of $3,940, along with accounts payable of $2,100 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expense decreased to $5,600 for the 2016 first quarter compared to $7,040 for the 2015 first quarter. The decrease in general and administrative expense for the 2016 first quarter primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $3,940 for the 2016 first quarter compared to $3,227 for the 2015 first quarter.

Our net loss decreased to $9,540 for the 2016 first quarter compared to $10,267 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we recorded notes payable of $201,200 with accrued interest of $41,859. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2016 first quarter we borrowed $4,200 from a third party.

During the 2016 first quarter we recorded accounts payable to a vendor of $3,000 and accounts payable of $2,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: May 10, 2016	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director Principal Financial Officer

