Form 10-Q
period 2016-06-30
WORLDNET INC OF NEVADA
filed 2016-08-12
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of shares outstanding of the registrant's common stock as of August 1, 2016 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

June 30, 2016

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$681	$481
Total current assets	681	481

TOTAL ASSETS	$681	$481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$12,200	$8,500
Accounts payable – vendor	800	--
Notes payable – related party	120,700	120,700
Notes payable	80,500	76,300
Accrued interest – related party	26,792	21,964
Accrued interest	19,091	15,955
Total current liabilities	260,083	243,419
Total liabilities	260,083	243,419

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(325,402)	(308,938)
Total stockholders' deficit	(259,402)	(242,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$681	$481

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	3,200	8,500	10,240
Total expenses	2,900	3,200	8,500	10,240

Net operating loss before other expense	(2,900)	(3,200)	(8,500)	(10,240)

Other income (expense)
Interest expense – related party	(2,414)	(1,853)	(4,828)	(3,706)
Interest expense	(1,610)	(1,463)	(3,136)	(2,837)
Total other income (expense)	(4,024)	(3,316)	(7,964)	(6,543)

Loss from operations before income taxes	(6,924)	(6,516)	(16,464)	(16,783)

Taxes	--	--	--	--

Net loss	$(6,924)	$(6,516)	$(16,464)	$(16,783)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Cash Flows from Operating Activities
Net loss	$(16,464)	$(16,783)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,700	4,800
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase inaccrued interest – related party	4,828	3,706
Increase in accrued interest	3,136	2,837
Net cash provided (used) by operating activities	(4,000)	(5,440)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	4,200	8,300
Net cash provided (used) by financing activities	4,200	8,300

Increase (decrease) in cash	200	2,860

Cash and cash equivalents at beginning of period	481	221

Cash and cash equivalents at end of period	$681	$3,081

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

June 30, 2016

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for year ending December 31, 2016.

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

Our management has not had any recent discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2016 our cash increased to $681 from $481 at December 31, 2015. Our total liabilities increased to $260,083 at June 30, 2016 from $243,419 at December 31, 2015. This increase for the 2016 six month period primarily represents cash advances of $4,200, accrued interest of $7,964, along with accounts payable of $3,700 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expense decreased to $8,500 for the 2016 six month period compared to $10,240 for the 2015 six month period. General and administrative expense decreased to $2,900 for the 2016 second quarter compared to $3,200 for the 2015 second quarter. The decrease in general and administrative expense for the 2016 six month period primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $7,964 for the 2016 six month period compared to $6,543 for the 2015 six month period and increased to $4,024 for the 2016 second quarter compared to $3,316 for the 2015 second quarter.

Our net loss decreased to $16,464 for the 2016 six month period compared to $16,783 for the 2015 six month period, but our net loss increased to $6,924 for the 2016 second quarter compared to $6,516 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 we recorded notes payable of $201,200 with accrued interest of $45,883. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2016 six month period we borrowed $4,200 from a third party.

During the 2016 six month period we recorded accounts payable to a vendor of $800 and accounts payable of $3,700 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

_______________

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

WORLDNET, INC. OF NEVADA

Date: August 12, 2016	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director Principal Financial Officer

