Form 10-Q
period 2016-09-30
WORLDNET INC OF NEVADA
filed 2016-11-03
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Financial Statements

September 30, 2016

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$2,581	$481
Total current assets	2,581	481

TOTAL ASSETS	$2,581	$481

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$13,800	$8,500
Notes payable – related party	120,700	120,700
Notes payable	84,500	76,300
Accrued interest – related party	29,206	21,964
Accrued interest	20,760	15,955
Total current liabilities	268,966	243,419
Total liabilities	268,966	243,419

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(332,385)	(308,938)
Total stockholders' deficit	(266,385)	(242,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,581	$481

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	3,100	11,400	13,340
Total expenses	2,900	3,100	11,400	13,340

Net operating loss before other expense	(2,900)	(3,100)	(11,400)	(13,340)

Other income (expense)
Interest expense – related party	(2,414)	(1,853)	(7,242)	(5,559)
Interest expense	(1,669)	(1,526)	(4,805)	(4,363)
Total other income (expense)	(4,083)	(3,379)	(12,047)	(9,922)

Loss from operations before income taxes	(6,983)	(6,479)	(23,447)	(23,262)

Taxes	--	--	--	--

Net loss	$(6,983)	$(6,479)	$(23,447)	$(23,262)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

Cash Flows from Operating Activities
Net loss	$(23,447)	$(23,262)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,300	6,600
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	--	800
Increase in accrued interest – related party	7,242	5,559
Increase in accrued interest	4,805	4,363
Net cash provided (used) by operating activities	(6,100)	(5,940)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	8,200	8,300
Net cash provided (used) by financing activities	8,200	8,300

Increase (decrease) in cash	2,100	2,360

Cash and cash equivalents at beginning of period	481	221

Cash and cash equivalents at end of period	$2,581	$2,581

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

September 30, 2016

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2015 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for year ending December 31, 2016.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At September 30, 2016 our cash increased to $2,581 from $481 at December 31, 2015. Our total liabilities increased to $268,966 at September 30, 2016 from $243,419 at December 31, 2015. This increase for the 2016 nine month period primarily represents cash advances of $8,200, accrued interest of $12,047, along with accounts payable of $5,300 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expense decreased to $11,400 for the 2016 nine month period compared to $13,340 for the 2015 nine month period. General and administrative expense decreased to $2,900 for the 2016 third quarter compared to $3,100 for the 2015 third quarter. The decrease in general and administrative expense for the 2016 nine month period primarily reflects decreased costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $12,047 for the 2016 nine month period compared to $9,922 for the 2015 nine month period and increased to $4,083 for the 2016 third quarter compared to $3,379 for the 2015 third quarter.

Our net loss increased to $23,447 for the 2016 nine month period compared to $23,262 for the 2015 nine month period, but our net loss increased to $6,983 for the 2016 third quarter compared to $6,479 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2016 we recorded notes payable of $205,200 with accrued interest of $49,966. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2016 nine month period we borrowed $8,200 from a third party.

During the 2016 nine month period we recorded accounts payable of $5,300 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

______________

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

WORLDNET, INC. OF NEVADA

Date: November 3, 2016	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director Principal Financial Officer

