Form 10-K
period 2016-12-31
WORLDNET INC OF NEVADA
filed 2017-03-20
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _____________ to ____________

Commission file number: 000-31023

WorldNet, Inc. of Nevada
(Exact name of registrant as specified in its charter)

Wyoming	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2017 was 18,500,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

The corporation was incorporated in the state of Nevada on March 12, 1986, as the wholly-owned subsidiary of VIP Worldnet, Inc., and shortly after our incorporation we entered into an agreement to lease, sell and market the Hystar airship and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and we ceased those activities in 1986 and have not engaged in any further commercial operations. On November 7, 2016 the Company filed Articles of Domestication in the state of Wyoming effecting a change of domicile from Nevada to Wyoming.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with WorldNet.

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

Our management will analyze the business opportunities; however, our management are not professional business analysts. (See Part III, Item 10, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management’s limited experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officer and director. Mr. Mayer has other business interests to which he currently devotes attention, which include his primary employment. (See Part III, Item 10, below.) He may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, the Company had limited assets, had a negative working capital of $273,574 and had incurred losses of $339,574 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2012 we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for quotation on the OTC Bulletin Board under the symbol “WDNT.” As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

We had 85 stockholders of record as of March 17, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. Our cash increased to $1,096 at December 31, 2016 compared to $481 at December 31, 2015. Our total liabilities increased to $274,670 at December 31, 2016 compared to $243,419 at December 31, 2015. The 2016 increase of total liabilities represents advances of $8,200 and accrued interest of $16,151 and $6,900 in accounts payable for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2015 or 2016. General and administrative expense decreased to $14,485 for 2016 compared to $16,540 for 2015. The decrease in general and administrative expense in 2016 primarily reflects decreases in consulting services and fees relied upon for our operations. We recorded interest expense of $16,151 for 2016 compared to $14,697 for 2015. Interest expense reflects accrued interest on notes payable. Our net loss decreased to $30,636 for 2016 compared to $31,237 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2016 we recorded notes payable of $213,700 with accrued interest of $54,070. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2016 we borrowed $8,200 from a third party and during 2015 we borrowed $8,300 from a third party.

During 2016 we recorded accounts payable of $6,900 and during 2015 we recorded accounts payable of $8,500 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. (“First Equity”). At the 2016 year end we converted the $8,500 amount to notes payable (See Item 13, below).

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada

Salt Lake City, Utah

We have audited the accompanying balance sheet of WorldNet, Inc. of Nevada as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

WorldNet, Inc. of Nevada

Balance Sheets

	DEC 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$1,096	$481
Total current assets	1,096	481

TOTAL ASSETS	$1,096	$481

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,900	$8,500
Notes payable – related party	129,200	120,700
Notes payable	84,500	76,300
Accrued interest – related party	31,620	21,964
Accrued interest	22,450	15,955
Total current liabilities	274,670	243,419
Total liabilities	274,670	243,419

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(339,574)	(308,938)
Total stockholders' deficit	(273,574)	(242,938)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,096	$481

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Revenues	$--	$--

Expenses
General and administrative	14,485	16,540
Total expenses	14,485	16,540

Net Operating Loss	(14,485)	(16,540)

Other income (expense)
Interest expense – related party	(9,656)	(8,808)
Interest expense	(6,495)	(5,889)
Total other income (expense)	(16,151)	(14,697)

Loss before income taxes	(30,636)	(31,237)

Taxes	--	--

Net loss	$(30,636)	$(31,237)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Stockholders' Deficit

For Years Ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2014	18,500,000	$18,500	$47,500	$(277,701)	$(211,701)
Net income (loss) for the year ended December 31, 2015	-	-	-	(31,237)	(31,237)
Balance – December 31, 2015	18,500,000	18,500	47,500	(308,938)	(242,938)
Net income (loss) for the year ended December 31, 2016	-	-	-	(30,636)	(30,636)
Balance – December 31, 2016	18,500,000	$18,500	$47,500	$(339,574)	$(273,574)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Cash Flows from Operating Activities
Net loss	$(30,636)	$(31,237)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,900	8,500
Changes in operating assets and liabilities:
Increase in accrued interest – related party	9,656	8,808
Increase in accrued interest	6,495	5,889
Net cash provided (used) by operating activities	(7,585)	(8,040)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances (Notes payable)	8,200	8,300
Net cash provided (used) by financing activities	8,200	8,300

Increase (decrease) in cash	615	260

Cash and cash equivalents at beginning of year	481	221

Cash and cash equivalents at end of year	$1,096	$481

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Non-Cash Investing and Financing Activities
Converted related party accounts payable into loans	$8,500	$10,600

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 - Summary of Significant Accounting Policies

a. Organization & Summary of Significant Accounting Policies

WorldNet, Inc. of Nevada (the Company), a Wyoming corporation, was incorporated in Nevada on March 12, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity with regard to these products was minimized. WorldNet, Inc. of Nevada has been looking for a new operating company since that time along with raising capital and keeping its SEC filings current and other limited operations. On November 7, 2016 the Company changed its domicile from Nevada to Wyoming.

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

	For the Years Ended December 31,
	2016	2015

Net Loss	$(30,636)	$(31,237)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2016 and 2015, the Company had no potentially dilutive common stock equivalents issued

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2016 and 2015

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 339,574 and $ 308,938 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income through 2034. No tax benefit has been reported in the financial statements.

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 – Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2016	2015
Deferred tax asset:
Net operating loss carryforward	$115,455	$105,038
Valuation allowance	(115,455)	(105,038)
	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate of 34% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2016	2015
Federal tax provision (at 34%)	$10,417	$10,620
Change in valuation allowance	(10,417)	(10,620)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014 and 2013.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $273,574 and has incurred losses of $339,574 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 4 - Capitalization

There was no stock issued during 2015 and 2016.

NOTE 5 – Notes Payable

Notes payable - unrelated parties as of December 31, 2016 are $84,500. This includes additional advances during 2016 of $8,200. The Notes bear interest at 8% and are due on demand.

Accrued interest – unrelated parties was $22,450 and $15,955 at December 31, 2016 and 2015 respectively.

NOTE 6 - Related Party Transactions

During the years ended December 31, 2005, the Company incurred $47,100 of professional fees payable to professionals affiliated with a shareholder.

Through November 30, 2008 an officer of the Company was an employee of a shareholder. The relationship with the shareholder ceased on that date.

For the fiscal year ended December 31, 2016, a shareholder invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,900 in 2016 and $8,500 in 2015. In 2016 the 2015 accounts payable were converted into Notes Payable – related party. Notes payable – related party at December 31, 2016 and 2015 were $129,200 and $120,700 respectively. Accrued interest at December 31, 2016 and 2015 was $31,620 and $21,964 respectively. The notes bear interest at 8% and are due on demand.

NOTE 7 - Recent Pronouncement

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

NOTE 9 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 7, 2016 the Company filed Articles of Domestication in the state of Wyoming effecting a change of domicile from Nevada to Wyoming. Accordingly, our board of directors adopted new bylaws which are filed as an exhibit to this Form 10-K.

On May 31, 2016, April Adelt resigned as Director and Secretary/Treasurer of the Company. The Board has decided not to fill the director vacancy until a future date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our director and executive officer’s age, positions and biographical information are set forth below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. As of the date of this report we have one vacancy on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term

Donald R. Mayer	77	Director President, Secretary/Treasurer	February 2000 until our next annual meeting.

Donald R. Mayer -- Mr. Mayer is the President and Chairman of Universal Business Insurance, an insurance company that he co-founded. He has worked in the insurance industry for over thirty years, specializing in the business and motel/hotel industry. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelor’s degree in accounting. The Board believes his experience as an owner of small private company providing services to the public may provide valuable insights during the investigation of business opportunities.

During the past ten years our current executive officer has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

Code of Ethics

Since we have only one person serving as director and executive officer and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if, and when, adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only one person serving as director and executive officer. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2016. None of our named or former executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 17, 2017.

CERTAIN BENEFICIAL OWNERS

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

VIP WorldNet, Inc. 800 E. Charleston Blvd. Las Vegas, NV 89104	15,009,450	(1)	81.1

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000		5.4

_________________

(1)	VIP WorldNet holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

MANAGEMENT

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class

Donald R. Mayer	324,000	1.8

Directors and officers as a group	324,400	1.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2016, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $6,900 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2015 fiscal year, First Equity billed the Company $8,500 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During 2016 the $8,500 account payable was converted into a note payable.

As of December 31, 2016 we owe First Equity aggregate notes payable of $129,200 with accrued interest of $31,620. The notes payable bear interest at 8% and are due on demand. We have not made any payments on these amounts due this shareholder.

Parent Company

VIP WorldNet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock. Such shares represent 81.1% of our issued and outstanding shares.

Director Independence

Our director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2016	2015

Audit fees	$5,400	$5,400

Audit-related fees	0	0

Tax fees	0	0

All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 15 through 24.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following exhibits have been filed as part of this report.

Exhibit No.	Description

3(i).1	Articles of Incorporation, dated March 12, 1986 (incorporated by reference to exhibit 3.1 to Form10-SB, filed July 14, 2000)

3(i).2	Wyoming Articles of Domestication, filed November 7, 2016

3(ii)	Bylaws of WorldNet, dated November 21, 2016

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

________________________

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

WORLDNET, INC. OF NEVADA

Date: March 17, 2017	By:	/s/ Donald R. Mayer
Donald R. Mayer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2017	By:	/s/ Donald R. Mayer
Donald R. Mayer
Principal Executive Officer Principal Financial and Accounting Officer Director President and Secretary/Treasurer

