Form 10-Q
period 2017-06-30
WORLDNET INC OF NEVADA
filed 2017-08-10
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

June 30, 2017

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$296	$1,096
Total current assets	296	1,096

TOTAL ASSETS	$296	$1,096

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,900
Notes payable – related party	129,200	129,200
Notes payable	88,500	84,500
Accrued interest – related party	36,788	31,620
Accrued interest	25,865	22,450
Total current liabilities	290,853	274,670
Total liabilities	290,853	274,670
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(356,557)	(339,574)
Total stockholders' deficit	(290,557)	(273,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296	$1,096

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,900	8,400	8,500
Total expenses	2,800	2,900	8,400	8,500

Net Operating Loss	(2,800)	(2,900)	(8,400)	(8,500)

Other income (expense)
Interest expense – related party	(2,584)	(2,414)	(5,168)	(4,828)
Interest expense	(1,725)	(1,610)	(3,415)	(3,136)
Total other income (expense)	(4,309)	(4,024)	(8,583)	(7,964)

Loss before income taxes	(7,109)	(6,924)	(16,983)	(16,464)

Taxes	--	--	--	--

Net loss	$(7,109)	$(6,924)	$(16,983)	$(16,464)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Cash Flows from Operating Activities
Net loss	$(16,983)	$(16,464)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,700
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	--	800
Increase in accrued interest – related party	5,168	4,828
Increase in accrued interest	3,415	3,136
Net cash provided (used) by operating activities	(4,800)	(4,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances	4,000	4,200
Net cash provided (used) by financing activities	4,000	4,200

Increase (decrease) in cash	(800)	200

Cash and cash equivalents at beginning of period	1,096	481

Cash and cash equivalents at end of period	$296	$681

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

June 30, 2017

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for year ending December 31, 2017.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2017 we recorded cash of $296 compared to $1,096 at December 31, 2016. Our total liabilities increased to $290,853 at June 30, 2017 from $274,670 at December 31, 2016. This increase for the 2017 six month period primarily represents accrued interest of $8,583 and accounts payable of $3,600 to a vendor for services and out-of-pocket costs provided to or paid on behalf of the Company.

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

Results of Operations

We did not record revenues in 2017 or 2016. We recorded general and administrative expense of $8,400 for the six month period ended June 30, 2017 (“2017 six month period”) compared to $8,500 for the six month period ended June 30, 2016 (“2016 six month period”). We recorded general and administrative expense of $2,800 for the 2017 second quarter compared to $2,900 for the 2016 second quarter. The general and administrative expense for the 2017 six month period primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $8,583 for the 2017 six month period compared to $7,964 for the 2016 six month period, and increased to $4,309 for the 2017 second quarter compared to $4,024 for the 2016 second quarter.

Our net loss increased to $16,983 for the 2017 six month period compared to $16,464 for the 2016 six month period, and increased to $7,109 for the 2017 second quarter compared to $6,924 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2017 we recorded notes payable of $88,500 and notes payable-related party of $129,200. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2017 on all notes payable was $62,653.

During the 2017 six month period we recorded accounts payable of $10,500 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

__________

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

WORLDNET, INC. OF NEVADA

Date: August 10, 2017	By:	/s/ Donald R. Mayer
Donald R. Mayer
President and Director
Principal Financial Officer

