Form 10-Q
period 2017-09-30
WORLDNET INC OF NEVADA
filed 2017-11-09
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

September 30, 2017

(Unaudited)

 WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$996	$1,096
Total current assets	996	1,096

TOTAL ASSETS	$996	$1,096

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$12,000	$6,900
Accounts payable	800	--
Notes payable – related party	130,400	129,200
Notes payable	88,500	84,500
Accrued interest – related party	39,384	31,620
Accrued interest	27,635	22,450
Total current liabilities	298,719	274,670
Total liabilities	298,719	274,670
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(363,723)	(339,574)
Total stockholders' deficit	(297,723)	(273,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$996	$1,096

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,900	11,200	11,400
Total expenses	2,800	2,900	11,200	11,400

Net Operating Loss	(2,800)	(2,900)	(11,200)	(11,400)

Other income (expense)
Interest expense – related party	(2,596)	(2,414)	(7,764)	(7,242)
Interest expense	(1,770)	(1,669)	(5,185)	(4,805)
Total other income (expense)	(4,366)	(4,083)	(12,949)	(12,047)

Loss before income taxes	(7,166)	(6,983)	(24,149)	(23,447)

Taxes	--	--	--	--

Net loss	$(7,166)	$(6,983)	$(24,149)	$(23,447)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Cash Flows from Operating Activities
Net loss	$(24,149)	$(23,447)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,300
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase in accrued interest – related party	7,764	7,242
Increase in accrued interest	5,185	4,805
Net cash provided (used) by operating activities	(5,300)	(6,100)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances received – related party	1,200	--
Cash advances received	4,000	8,200
Net cash provided (used) by financing activities	5,200	8,200

Increase (decrease) in cash	(100)	2,100

Cash and cash equivalents at beginning of period	1,096	481

Cash and cash equivalents at end of period	$996	$2,581

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Financial Statements

September 30, 2017

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2016 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for year ending December 31, 2017.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2017, the Company borrowed $1,200 from a related party and $4,000 from third parties. These loans are due on demand and bear interest at the rate of 8%.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At September 30, 2017 we recorded cash of $996 compared to $1,096 at December 31, 2016. Our total liabilities increased to $298,719 at September 30, 2017 from $274,670 at December 31, 2016. This increase for total liabilities for the 2017 nine month period primarily represents accrued interest of $12,949, accounts payable of $800 to a vendor and accounts payable of $5,100 for costs provided to or paid by a shareholder on behalf of the Company. In addition, we received cash advances of $4,000 from third parties and $1,200 from a related party.

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

Results of Operations

We did not record revenues in 2017 or 2016. We recorded general and administrative expense of $11,200 for the nine month period ended September 30, 2017 (“2017 nine month period”) compared to $11,400 for the nine month period ended September 30, 2016 (“2016 nine month period”). We recorded general and administrative expense of $2,800 for the 2017 third quarter compared to $2,900 for the 2016 third quarter. The general and administrative expense for the 2017 nine month period primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $12,949 for the 2017 nine month period compared to $12,047 for the 2016 nine month period, and increased to $4,366 for the 2017 third quarter compared to $4,083 for the 2016 third quarter.

Our net loss increased to $24,149 for the 2017 nine month period compared to $23,447 for the 2016 nine month period, and increased to $7,166 for the 2017 third quarter compared to $6,983 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2017 we recorded notes payable of $88,500 and notes payable-related party of $130,400. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2017 on all notes payable was $67,019.

During the 2017 nine month period we recorded accounts payable of $12,000 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp.

During the nine months ended September 30, 2017 we received cash advances of $4,000 from third parties and $1,200 from a related party. The interest expense for the nine months ended September 30, 2017 for the $5,200 amount was $234.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Pursuant to a Board resolution dated October 30, 2017, Donald R. Mayer submitted his resignation as Director of the Company and designated his son, Brett R. Mayer, to fill the current vacancy on the Board. Donald Mayer resigned for personal reasons and has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Donald Mayer also resigned as President and Secretary/Treasurer of the Company and appointed Brett Mayer to fill those positions.

Brett Mayer is 45 years old and since January 1995 to the present, he has been employed as an account executive for Universal Business Insurance, which primarily markets and sells insurance. He has had prior experience as a director and officer of a reporting shell company. He received a bachelor’s degree in economics from the University of Utah.

During the past ten years Brett Mayer has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity. Prior to his appointment, Brett Mayer has not had any related party transactions with the Company or its affiliates.

The Company has not entered into any written compensation agreement with Brett Mayer as of the date of this report, but the Company may enter into such an agreement in the future.

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

_________

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

WORLDNET, INC. OF NEVADA

Date: November 9, 2017	By:	/s/ Brett R. Mayer
Brett R. Mayer
President and Director
Principal Financial Officer

