Form 10-K
period 2017-12-31
WORLDNET INC OF NEVADA
filed 2018-03-23
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ________ to _______

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018 was 18,500,000.

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

Our management will analyze any business opportunities; however, Mr. Mayer is not a professional business analyst (See Part III, Item 10, below). He has no experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his lack of experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officer and director. Mr. Mayer has other business interests to which he currently devotes attention, which include his primary employment (See Part III, Item 10, below). He may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2017, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (excluding their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

We had 85 stockholders of record as of March 16, 2018. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. Our cash decreased to $396 at December 31, 2017 compared to $1,096 at December 31, 2016. Our total liabilities increased to $305,323 at December 31, 2017 compared to $274,670 at December 31, 2016. The 2017 increase of total liabilities represents advances of $6,700, accrued interest of $17,353 and $6,600 in accounts payable for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2016 or 2017. General and administrative expense decreased to $14,000 for 2017 compared to $14,485 for 2016. The decrease in general and administrative expense in 2017 primarily reflects decreases in consulting services and fees relied upon for our operations. We recorded interest expense on notes payable for related parties of $10,398 and $6,955 for third parties. Our net loss increased to $31,353 for 2017 compared to $30,636 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2017, we recorded notes payable to third parties of $88,500 with accrued interest of $29,405 and notes payable to related parties of $138,800 with accrued interest of $42,018. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

At December 31, 2017 we recorded accounts payable of $6,600 for 2017 and accounts payable of $6,900 for 2016. These accounts payable relate to consulting services and professional services provided by a more than 5% shareholder. At December 31, 2017 we converted accounts payable of $6,900 from 2016 to notes payable. (See Item 13, below.)

During 2017 cash flows from financing activities included third party cash advances of $4,000 and proceeds from notes payable to a related party of $2,700. During 2016 third parties provided cash advances of $8,200.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 2 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA

Financial Statements

December 31, 2017 and 2016

Douglas W. Child, CPA Cameron J. Pribble, CPA Ryan L. Steuart, CPA Natalie J. Murphy, CPA	Kristofer Heaton, CPA Cory J. Hunter, CPA Jared N. Stevens, MTax Conrad M. Smith, MBA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WorldNet, Inc. of Nevada (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

Farmington Office: 1438 North Highway 89, Ste. 120 Farmington, UT 84025 (801) 447-9572	Members of the AICPA and UACPA www.pinncpas.com	Ogden Office: 3590 Harrison Blvd. Ste. GL-2 Ogden, UT 84403 (801) 399-1183

PRITCHETT, SILER & HARDY, P.C. CERTIFIED PUBLIC ACCOUNTANTS A PROFESSIONAL CORPORATION 1438 N. HIGHWAY 89 STE. 130 FARMINGTON, UTAH 84025 _______________ (801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada

Salt Lake City, Utah

We have audited the accompanying balance sheet of WorldNet, Inc. of Nevada as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldNet, Inc. of Nevada as of December 31, 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

WorldNet, Inc. of Nevada

Balance Sheets

	DEC 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$396	$1,096
Total current assets	396	1,096

TOTAL ASSETS	$396	$1,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,600	$6,900
Notes payable – related party	138,800	129,200
Notes payable	88,500	84,500
Accrued interest – related party	42,018	31,620
Accrued interest	29,405	22,450
Total current liabilities	305,323	274,670
Total liabilities	305,323	274,670
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(370,927)	(339,574)
Total stockholders’ deficit	(304,927)	(273,574)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$396	$1,096

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Revenues	$--	$--

Expenses
General and administrative	14,000	14,485
Total expenses	14,000	14,485

Net Operating Loss	(14,000)	(14,485)

Other income (expense)
Interest expense – related party	(10,398)	(9,656)
Interest expense	(6,955)	(6,495)
Total other income (expense)	(17,353)	(16,151)

Loss before income taxes	(31,353)	(30,636)

Taxes	--	--

Net loss	$(31,353)	$(30,636)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
Statements of Stockholders’ Deficit
For Years Ended December 31, 2016 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2015	18,500,000	$18,500	$47,500	$(308,938)	$(242,938)
Net income (loss) for the year ended December 31, 2016	-	-	-	(30,636)	(30,636)
Balance – December 31, 2016	18,500,000	18,500	47,500	(339,574)	(273,574)
Net income (loss) for the year ended December 31, 2017	-	-	-	(31,353)	(31,353)
Balance – December 31, 2017	18,500,000	$18,500	$47,500	$(370,927)	$(304,927)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Cash Flows from Operating Activities
Net loss	$(31,353)	$(30,636)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	6,900
Changes in operating assets and liabilities:
Increase in accrued interest – related party	10,398	9,656
Increase in accrued interest	6,955	6,495
Net cash provided (used) by operating activities	(7,400)	(7,585)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	2,700	--
Proceeds from notes payable	4,000	8,200
Net cash provided (used) by financing activities	6,700	8,200

Increase (decrease) in cash	(700)	615

Cash and cash equivalents at beginning of year	1,096	481

Cash and cash equivalents at end of year	$396	$1,096

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Non-Cash Investing and Financing Activities
Converted related party accounts payable into notes payable – related party	$6,900	$8,500

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2017 and 2016

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

	For the Years Ended December 31,
	2017	2016

Net Loss	$(31,353)	$(30,636)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2017 and 2016, the Company had no potentially dilutive common stock equivalents issued

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d. Use of estimates

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

e. Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $370,927 and $339,574 as of December 31, 2017 and December 31, 2016, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2017	2016

Net operating loss carryforward (at 21% and 34%)	$77,895	$115,455
Valuation allowance	(77,895)	(115,455)
Deferred tax asset	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016
Federal tax benefit (at 21% and 34%)	$6,584	$10,416
Change in valuation allowance	37,560	(10,416)
Effect of rate change on Deferred Tax Asset	(44,144)	0
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $304,927 and has incurred losses of $370,927 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - CAPITALIZATION

There was no stock issued during 2016 and 2017.

NOTE 5 - NOTES PAYABLE

Notes payable - unrelated parties as of December 31, 2017 are $88,500. This includes additional advances during 2017 of $4,000. The Notes bear interest at 8% and are due on demand.

Accrued interest – unrelated parties was $29,405 and $22,450 at December 31, 2017 and 2016, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the fiscal year ended December 31, 2017, a shareholder invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 in 2017 and $6,900 in 2016. In 2017 the 2016 accounts payable were converted into Notes Payable – related party. Notes payable – related party at December 31, 2017 and 2016 were $138,800 and $129,200, respectively. Accrued interest at December 31, 2017 and 2016 was $42,018 and $31,620, respectively. The notes bear interest at 8% and are due on demand.

NOTE 7 - RECENT PRONOUNCEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2018, Pritchett Siler & Hardy, P.C., Certified Public Accountants, resigned as our independent registered public accounting firm. Pritchett Siler & Hardy, P.C. had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent principal accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our director and executive officer’s age, positions and biographical information is set forth below. Our bylaws require two directors who serve for terms of one year or until they are replaced by a qualified director. As of the date of this report we have one vacancy on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term

Brett D. Mayer	46	Director President, Secretary/Treasurer	October 2017 until our next annual meeting.

Brett D. Mayer -- Since January 1995 to the present, Mr. Mayer has been employed as an account executive for Universal Business Insurance, which primarily markets and sells insurance. He has had prior experience as a director and officer of a reporting shell company. He received a bachelor’s degree in economics from the University of Utah.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

Code of Ethics

Since we have only one person serving as director and executive officer, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if, and when, adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only one person serving as director and executive officer. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2017. None of our named or former executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 16, 2018.

CERTAIN BENEFICIAL OWNERS

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

VIP WorldNet, Inc. 800 E. Charleston Blvd. Las Vegas, NV 89104	15,009,450	(1)	81.1
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000		5.4
_______
(1) VIP WorldNet holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2017, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $6,600 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2016 fiscal year First Equity billed the Company $6,900 for such services. At December 31, 2017 the $6,900 account payable was converted into a note payable.

As of December 31, 2017 we owe First Equity aggregate notes payable of $138,800 with accrued interest of $42,018. The notes payable bear interest at 8% and are due on demand. We have not made any payments on these amounts due this shareholder.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our former independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2017	2016
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 13 through 23.

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

WORLDNET, INC. OF NEVADA

Date: March 23, 2018	By:	/s/ Brett D. Mayer
Brett D. Mayer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2018	By:	/s/ Brett D. Mayer
Brett D. Mayer
Principal Executive Officer
Principal Financial and Accounting Officer
Director, President and Secretary/Treasurer

