Form 10-Q
period 2018-03-31
WORLDNET INC OF NEVADA
filed 2018-05-04
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2018 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

March 31, 2018

(Unaudited)

 WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$396	$396
Total current assets	396	396

TOTAL ASSETS	$396	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,700	$6,600
Accounts payable	3,500	--
Notes payable – related party	138,800	138,800
Notes payable	88,500	88,500
Accrued interest – related party	44,794	42,018
Accrued interest	31,175	29,405
Total current liabilities	315,469	305,323
Total liabilities	315,469	305,323
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(381,073)	(370,927)
Total stockholders' deficit	(315,073)	(304,927)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$396	$396

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Revenues	$--	$--

Expenses
General and administrative	5,600	5,600
Total expenses	5,600	5,600

Net Operating Loss	(5,600)	(5,600)

Other income (expense)
Interest expense – related party	(2,776)	(2,584)
Interest expense	(1,770)	(1,690)
Total other income (expense)	(4,546)	(4,274)

Loss before income taxes	(10,146)	(9,874)

Taxes	--	--

Net loss	$(10,146)	$(9,874)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Cash Flows from Operating Activities
Net loss	$(10,146)	$(9,874)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase in accounts payable	3,500	3,500
Increase in accrued interest – related party	2,776	2,584
Increase in accrued interest	1,770	1,690
Net cash provided (used) by operating activities	--	--

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	--	--

Increase (decrease) in cash	--	--

Cash and cash equivalents at beginning of period	396	1,096

Cash and cash equivalents at end of period	$396	$1,096

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Condensed Financial Statements

March 31, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $2,100. Notes payable – related party at March 31, 2018 were $138,800. Accrued interest at March 31, 2018 was $44,794. The notes bear interest at 8% and are due on demand.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2018 we recorded cash of $396 compared to $396 at December 31, 2017. Our total liabilities increased to $315,469 at March 31, 2018 from $305,323 at December 31, 2017. This increase for total liabilities for the 2018 first quarter primarily represents accrued interest of $4,546, accounts payable to vendors of $3,500 and accounts payable of $2,100 for costs provided to or paid by a shareholder on behalf of the Company.

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

Results of Operations

We did not record revenues in 2018 or 2017. We recorded general and administrative expense of $5,600 for the 2018 first quarter compared to $5,600 for the 2017 first quarter. The general and administrative expense for the 2018 first quarter primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $4,546 for the 2018 first quarter compared to $4,274 for the 2017 first quarter.

Our net loss increased to $10,146 for the 2018 first quarter compared to $9,874 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2018 we recorded notes payable of $88,500 and notes payable-related party of $138,800. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2018 on all notes payable was $75,969.

During the 2018 first quarter we recorded accounts payable of $2,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. At March 31, 2018 the Company recorded total accounts payable of $8,700 owed to First Equity Holdings Corp.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

___________

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

WORLDNET, INC. OF NEVADA

Date: May 4, 2018	By:	/s/ Brett D. Mayer
Brett D. Mayer President and Director Principal Financial Officer

