Form 10-Q
period 2018-06-30
WORLDNET INC OF NEVADA
filed 2018-08-09
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 18,500,000.

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

June 30, 2018

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$96	$396
Total current assets	96	396

TOTAL ASSETS	$96	$396

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,200	$6,600
Notes payable – related party	143,300	138,800
Notes payable	88,500	88,500
Accrued interest – related party	47,640	42,018
Accrued interest	32,945	29,405
Total current liabilities	322,585	305,323
Total liabilities	322585	305,323
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(388,489)	(370,927)
Total stockholders’ deficit	(322,489)	(304,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$96	$396

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,800	8,400	8,400
Total expenses	2,800	2,800	8,400	8,400

Net Operating Loss	(2,800)	(2,800)	(8,400)	(8,400)

Other income (expense)
Interest expense – related party	(2,846)	(2,584)	(5,622)	(5,168)
Interest expense	(1,770)	(1,725)	(3,540)	(3,415)
Total other income (expense)	(4,616)	(4,309)	(9,162)	(8,583)

Loss before income taxes	(7,416)	(7,109)	(17,562)	(16,983)

Taxes	--	--	--	--

Net loss	$(7,416)	$(7,109)	$(17,562)	$(16,983)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Cash Flows from Operating Activities
Net loss	$(17,562)	$(16,983)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,600
Changes in operating assets and liabilities:
Increase in accrued interest – related party	5,622	5,168
Increase in accrued interest	3,540	3,415
Net cash provided (used) by operating activities	(4,800)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,500	4,000
Net cash provided (used) by financing activities	4,500	4,000

Increase (decrease) in cash	(300)	(800)

Cash and cash equivalents at beginning of period	396	1,096

Cash and cash equivalents at end of period	$96	$296

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Condensed Financial Statements

June 30, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, a shareholder invoiced the Company $3,600 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company.

During the six months ended June 30, 2018, a shareholder loaned the Company $4,500. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2018 were $143,300. Accrued interest at June 30, 2018 was $47,640.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2018 we recorded cash of $96 compared to $396 at December 31, 2017. Our total liabilities increased to $322,585 at June 30, 2018 from $305,323 at December 31, 2017. This increase of total liabilities for the 2018 six month period primarily represents notes payable-related party of $4,500 and total accrued interest of $9,162.

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

Results of Operations

We did not record revenues in 2018 or 2017. We recorded general and administrative expense of $2,800 for the 2018 second quarter compared to $2,800 for the 2017 second quarter. We recorded general and administrative expense of $8,400 for the 2018 six month period compared to $8,400 for the 2017 six month period. The general and administrative expense primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $4,616 for the 2018 second quarter compared to $4,309 for the 2017 second quarter and increased to $9,162 for the 2018 six month period compared to $8,583 for the 2017 six month period.

Our net loss increased to $7,416 for the 2018 second quarter compared to $7,109 for the 2017 second quarter and net loss increased to $17,562 for the 2018 six month period compared to $16,983 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2018 we recorded notes payable of $88,500 and notes payable-related party of $143,300. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2018 on all notes payable was $80,585.

During the 2018 six month period we recorded accounts payable of $3,600 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a more than 5% shareholder, First Equity Holdings Corp. At June 30, 2018 the Company recorded total accounts payable of $10,200 owed to First Equity Holdings Corp.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

WORLDNET, INC. OF NEVADA

Date: August 9, 2018	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

