Form 10-Q
period 2018-09-30
WORLDNET INC OF NEVADA
filed 2018-11-07
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

September 30, 2018

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$96	$396
Total current assets	96	396

TOTAL ASSETS	$96	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,700	$6,600
Accounts payable	1,300	--
Notes payable – related party	143,300	138,800
Notes payable	88,500	88,500
Accrued interest – related party	50,506	42,018
Accrued interest	34,715	29,405
Total current liabilities	330,021	305,323
Total liabilities	330,021	305,323
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized; 18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(395,925)	(370,927)
Total stockholders' deficit	(329,925)	(304,927)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96	$396

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,800	11,200	11,200
Total expenses	2,800	2,800	11,200	11,200

Net Operating Loss	(2,800)	(2,800)	(11,200)	(11,200)

Other income (expense)
Interest expense – related party	(2,866)	(2,596)	(8,488)	(7,764)
Interest expense	(1,770)	(1,770)	(5,310)	(5,185)
Total other income (expense)	(4,636)	(4,366)	(13,798)	(12,949)

Loss before income taxes	(7,436)	(7,166)	(24,998)	(24,149)

Taxes	--	--	--	--

Net loss	$(7,436)	$(7,166)	$(24,998)	$(24,149)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Cash Flows from Operating Activities
Net loss	$(24,998)	$(24,149)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,100
Changes in operating assets and liabilities:
Increase in accounts payable	1,300	800
Increase in accrued interest – related party	8,488	7,764
Increase in accrued interest	5,310	5,185
Net cash provided (used) by operating activities	(4,800)	(5,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,500	1,200
Proceeds from notes payable	--	4,000
Net cash provided (used) by financing activities	4,500	5,200

Increase (decrease) in cash	(300)	(100)

Cash and cash equivalents at beginning of period	396	1,096

Cash and cash equivalents at end of period	$96	$996

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Condensed Financial Statements

September 30, 2018

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2017 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for year ending December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $5,100. The Company owed the shareholder $11,700 and $6,600 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, a shareholder loaned the Company $4,500. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2018 and December 31, 2017 was $143,300 and $138,800, respectively. Accrued interest at September 30, 2018 and December 31, 2017 was $50,506 and $42,018, respectively.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At September 30, 2018 we recorded cash of $96 compared to $396 at December 31, 2017. Our total liabilities increased to $330,021 at September 30, 2018 from $305,323 at December 31, 2017. This increase of total liabilities for the 2018 nine month period primarily represents accounts payable, accounts payable – related party, notes payable – related party and accrued interest.

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

Results of Operations

We did not record revenues in 2018 or 2017. We recorded general and administrative expense of $2,800 for the 2018 third quarter compared to $2,800 for the 2017 third quarter. We recorded general and administrative expense of $11,200 for the 2018 nine month period compared to $11,200 for the 2017 nine month period. The general and administrative expense primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $4,636 for the 2018 third quarter compared to $4,366 for the 2017 third quarter and increased to $13,798 for the 2018 nine month period compared to $12,949 for the 2017 nine month period.

Our net loss increased to $7,436 for the 2018 third quarter compared to $7,166 for the 2017 third quarter and net loss increased to $24,998 for the 2018 nine month period compared to $24,149 for the 2017 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2018 nine month period we recorded a note payable of $4,500 from a more than 5% shareholder, First Equity Holdings Corp. At September 30, 2018 we reported notes payable of $88,500 and notes payable-related party of $143,300. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2018 on all notes payable was $85,221.

During the 2018 nine month period we recorded accounts payable – related party of $5,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity Holdings Corp. At September 30, 2018 the Company reported total accounts payable – related party of $11,700 owed to First Equity Holdings Corp.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: November 6, 2018	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

