Form 10-K
period 2018-12-31
WORLDNET INC OF NEVADA
filed 2019-03-19
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 19, 2019 was 18,500,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared for a quotation on the OTC Bulletin Board; however, there is not any public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such opportunities.

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

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

Holders and Dividends

We had 85 stockholders of record as of March 19, 2019. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. Our cash decreased to $196 at December 31, 2018 compared to $396 at December 31, 2017. Our total liabilities increased to $337,585 at December 31, 2018 compared to $305,323 at December 31, 2017. The 2018 increase of total liabilities represents advances of $5,900, accrued interest of $18,462 and $6,600 in accounts payable for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a shareholder (See Item 13, below).

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

Results of Operations

We did not record revenues in either 2017 or 2018. General and administrative expense was $14,000 for 2018 compared to $14,000 for 2017.

We recorded total other expense of $18,462 for 2018 compared to $17,353 for 2017 representing interest expense for related party and unrelated party loans for notes payable.

Our net loss increased to $32,462 for 2018 compared to $31,353 for 2017. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2018 and 2017, we had notes payable to third parties of $88,500 with accrued interest of $36,485 and $29,405, respectively, and notes payable-related parties of $151,300 and $138,800, respectively, with accrued interest of $53,400 and $42,018, respectively, owed to a more than 5% shareholder. During 2018 and 2017 we received cash advances from the shareholder of $5,900 and $2,700, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

We recorded accounts payable to a more than 5% shareholder of $6,600 for 2018 and $6,600 for 2017. These accounts payable represent consulting services and professional services paid for or provided by the shareholder. At December 31, 2018 we converted the 2017 accounts payable of $6,600 owed to the shareholder to notes payable- related party (See Item 13, below).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WORLDNET, INC. OF NEVADA

Financial Statements

December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

__________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WorldNet, Inc. of Nevada

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of WorldNet, Inc. of Nevada (the Company) as of December 31 2018 and 2017, and the related statements of operations,  stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 12, 2019

WorldNet, Inc. of Nevada

Balance Sheets

	DEC 31, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$196	$396
Total current assets	196	396

TOTAL ASSETS	$196	$396

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable related party	$6,600	$6,600
Accounts payable	1,300	--
Notes payable related party	151,300	138,800
Notes payable	88,500	88,500
Accrued interest related party	53,400	42,018
Accrued interest	36,485	29,405
Total current liabilities	337,585	305,323
Total liabilities	337,585	305,323
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(403,389)	(370,927)
Total stockholders' deficit	(337,389)	(304,927)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$196	$396

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Revenues	$--	$--

Expenses
General and administrative	14,000	14,000
Total expenses	14,000	14,000

Net Operating Loss	(14,000)	(14,000)

Other income (expense)
Interest expense - related party	(11,382)	(10,398)
Interest expense	(7,080)	(6,955)
Total other income (expense)	(18,462)	(17,353)

Loss before income taxes	(32,462)	(31,353)

Taxes	--	--

Net loss	$(32,462)	$(31,353)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada
Statement of Stockholders' Deficit
For Years Ended December 31, 2017 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2016	18,500,000	$18,500	$47,500	$(339,574)	$(273,574)
Net income (loss) for the year ended December 31, 2017	-	-	-	(31,353)	(31,353)
Balance - December 31, 2017	18,500,000	18,500	47,500	(370,927)	(304,927)
Net income (loss) for the year ended December 31, 2018	-	-	-	(32,462)	(32,462)
Balance - December 31, 2018	18,500,000	$18,500	$47,500	$(403,389)	$(337,389)

The accompanying notes are an integral part of these financial statements.

WorldNet, Inc. of Nevada

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Cash Flows from Operating Activities
Net loss	$(32,462)	$(31,353)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	6,600
Changes in operating assets and liabilities:
Accounts payable	1,300	--
Increase in accounts payable	--	--
Increase in accrued interest - related party	11,382	10,398
Increase in accrued interest	7,080	6,955
Net cash provided (used) by operating activities	(6,100)	(7,400)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable - related party	5,900	2,700
Proceeds from notes payable	--	4,000
Net cash provided (used) by financing activities	5,900	6,700

Increase (decrease) in cash	(200)	(700)

Cash and cash equivalents at beginning of year	396	1,096

Cash and cash equivalents at end of year	$196	$396

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Non-Cash Investing and Financing Activities
Converted related party accounts payable into notes payable - related party	$6,600	$6,600

The accompanying notes are an integral part of these financial statements

WorldNet, Inc. of Nevada

Notes to the Financial Statements

December 31, 2018 and 2017

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

	For the Years Ended December 31,
	2018	2017
Net Loss	$(32,462)	$(31,353)
Weighted Average Number of Shares Outstanding	18,500,000	18,500,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2018 and 2017, the Company had no potentially dilutive common stock equivalents issued

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

NOTE 2 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued ASC 740-10 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $403,389 and $370,927 as of December 31, 2018 and December 31, 2017, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted retroactively to December 31, 2017

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2018	2017

Net operating loss carryforward (at 21%)	$84,712	$77,895
Valuation allowance	(84,712)	(77,895)
Deferred tax asset	$--	$--

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017
Federal tax benefit (at 21%)	$6,817	$6,584
Change in valuation allowance	(6,817)	37,560
Effect of rate change on Deferred Tax Asset	--	(44,144)
	$--	$--

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017, 2016 and 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $337,389 and has incurred losses of $403,389 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 4 - CAPITALIZATION

There was no stock issued during 2017 and 2018.

NOTE 5 - NOTES PAYABLE

Notes payable - unrelated parties as of December 31, 2018 and 2017 totaled $88,500. The Notes bear interest at 8% and are due on demand.

Accrued interest - unrelated parties was $36,485 and $29,405 at December 31, 2018 and 2017 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the fiscal years ended December 31, 2018 and 2017, a shareholder invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 and $6,600, respectively. In 2018 the 2017 accounts payable were converted into Notes payable related party. Notes payable - related party at December 31, 2018 and 2017 were $151,300 and $138,800 respectively. Accrued interest at December 31, 2018 and 2017 was $53,400 and $42,018, respectively. The notes bear interest at 8% and are due on demand.

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

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2018 and 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

-	maintain records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management determined that in the preparation of the financial statements we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Accordingly, our President has concluded that our internal control over financial reporting is ineffective because lack of an adequate control environment constitutes a deficiency. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company with more personnel.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Brett D. Mayer	47	Director President, Secretary/Treasurer	October 2017 until our next annual meeting.

Brett D. Mayer -- On October 30, 2017, Brett R. Mayer was designated to fill a vacancy on our Board and was also appointed as President and Secretary/Treasurer of the Company. Since January 1995 to the present, Mr. Mayer has been employed as an account executive for Universal Business Insurance, which primarily markets and sells insurance. He has had prior experience as a director and officer of a reporting shell company. He received a bachelor’s degree in economics from the University of Utah.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Mayer, did not receive compensation from the Company during the year ended December 31, 2018. None of our named or former executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our voting stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,500,000 shares of common stock outstanding as of March 19, 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During 2018, First Equity Holdings Corp., a more than 5% shareholder, billed the Company $6,600 for consulting services and administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company. During the 2017 fiscal year First Equity billed the Company $6,600 for such services. At December 31, 2017 the $6,600 account payable was converted into a note payable. As of December 31, 2018 we owe First Equity aggregate notes payable of $151,300 with accrued interest of $53,400. The notes payable bear interest at 8% and are due on demand. We have not made any payments on these amounts due this shareholder.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent public registered accounting firm, Pinnacle Accountancy Group of Utah and Pritchett Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	Pinnacle Accountancy Group of Utah	Pritchett Siler & Hardy, P.C.
	2018	2017
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of WorldNet, Inc of Nevada are included in this report under Item 8 on pages 12 through 20.

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

WORLDNET, INC. OF NEVADA

By:	/s/ Brett D. Mayer
Brett D. Mayer, President

Date: March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brett D. Mayer
Brett D. Mayer
Principal Executive Officer
Principal Financial and Accounting Officer
Director, President and Secretary/Treasurer

Date: March 19, 2019

