Form 10-Q
period 2019-03-31
WORLDNET INC OF NEVADA
filed 2019-05-08
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2019 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

March 31, 2019

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$296	$196
Total current assets	296	196

TOTAL ASSETS	$296	$196

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,100	$6,600
Accounts payable	4,000	1,300
Notes payable – related party	152,700	151,300
Notes payable	88,500	88,500
Accrued interest – related party	56,406	53,400
Accrued interest	38,255	36,485
Total current liabilities	347,961	337,585
Total liabilities	347,961	337,585
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(413,665)	(403,389)
Total stockholders’ deficit	(347,665)	(337,389)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$296	$196

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Revenues	$--	$--

Expenses
General and administrative	5,500	5,600
Total expenses	5,500	5,600

Net Operating Loss	(5,500)	(5,600)

Other income (expense)
Interest expense – related party	(3,006)	(2,776)
Interest expense	(1,770)	(1,770)
Total other income (expense)	(4,776)	(4,546)

Loss before income taxes	(10,276)	(10,146)

Taxes	--	--

Net loss	$(10,276)	$(10,146)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Statement of Stockholders’ Deficit

For the three months ended March 31, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	18,500,000	$18,500	$47,500	$(370,927)	$(304,927)
Net loss for the quarter ended - March 31, 2018	--	--	--	(10,146)	(10,146)
Balance at March 31, 2018	18,500,000	$18,500	47,500	(381,073)	(315,073)

Balance December 31, 2018	18,500,000	$18,500	$47,500	$(403,389)	$(337,389)
Net loss for the quarter ended - March 31, 2019	--	--	--	(10,276)	(10,276)
Balance at March 31, 2019	18,500,000	$18,500	$47,500	$(413,665)	$(347,665)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Cash Flows from Operating Activities
Net loss	$(10,276)	$(10,146)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	1,500	2,100
Changes in operating assets and liabilities:
Increase in accounts payable	2,700	3,500
Increase in accrued interest – related party	3,006	2,776
Increase in accrued interest	1,770	1,770
Net cash provided (used) by operating activities	(1,300)	--

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,400	--
Net cash provided (used) by financing activities	1,400	--

Increase (decrease) in cash	100	--

Cash and cash equivalents at beginning of period	196	396

Cash and cash equivalents at end of period	$296	$396

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Condensed Financial Statements

March 31, 2019

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2018 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for year ending December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500. The Company owed the shareholder $8,100 and $6,600 at March 31, 2019 and December 31, 2018 respectively.

During the three months ended March 31, 2019, a shareholder loaned the Company $1,400. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2019 and December 31, 2018 were $152,700 and $151,300 respectively. Accrued interest at March 31, 2019 and December 31, 2018 was $56,406 and $53,400 respectively.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At March 31, 2019 we recorded cash of $296 compared to $196 at December 31, 2018. Our total liabilities increased to $347,961 at March 31, 2019 from $337,585 at December 31, 2018. This increase of total liabilities for the period primarily represents accounts payable, accounts payable – related party, notes payable – related party and accrued interest.

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

Results of Operations

We did not record revenues in 2019 or 2018. We recorded general and administrative expense of $5,500 for the 2019 first quarter compared to $ 5,600 for the 2018 first quarter. The general and administrative expense primarily reflects the costs for consulting services and fees relied upon for our operations.

Total other expense related to interest expense from notes payable increased to $4,776 for the 2019 first quarter compared to $4,546 for the 2018 first quarter.

Our net loss increased to $10,276 for the 2019 first quarter compared to $10,146 for the 2018 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2019, we had notes payable to third parties of $88,500 with accrued interest of $38,255 and notes payable-related party of $152,700, with accrued interest of $56,406, owed to a more than 5% shareholder. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the 2019 first quarter expenses of $1,500 were paid by a more than 5% shareholder. We recorded accounts payable-related party to this shareholder of $8,100 at March 31, 2019. Accounts payable increased to $4,000 due to $2,700 owed to vendors for the 2019 first quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

WORLDNET, INC. OF NEVADA

Date: May 8, 2019	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

