Form 10-Q
period 2019-06-30
WORLDNET INC OF NEVADA
filed 2019-08-06
CIK 1118233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-31023

WORLDNET, INC. OF NEVADA
(Exact name of registrant as specified in its charter)

Wyoming	88-0247824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of August 6, 2019 was 18,500,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLDNET, INC. OF NEVADA

Condensed Financial Statements

June 30, 2019

(Unaudited)

WorldNet, Inc. of Nevada

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$296	$196
Total current assets	296	196

TOTAL ASSETS	$296	$196

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,600	$6,600
Accounts payable	1,400	1,300
Notes payable – related party	156,700	151,300
Notes payable	88,500	88,500
Accrued interest – related party	59,491	53,400
Accrued interest	40,025	36,485
Total current liabilities	355,716	337,585
Total liabilities	355,716	337,585
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 25,000,000 shares authorized;18,500,000 shares issued and outstanding	18,500	18,500
Additional paid-in capital	47,500	47,500
Accumulated deficit	(421,420)	(403,389)
Total stockholders' deficit	(355,420)	(337,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296	$196

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	2,800	8,400	8,400
Total expenses	2,900	2,800	8,400	8,400

Net Operating Loss	(2,900)	(2,800)	(8,400)	(8,400)

Other income (expense)
Interest expense – related party	(3,085)	(2,846)	(6,091)	(5,622)
Interest expense	(1,770)	(1,770)	(3,540)	(3,540)
Total other income (expense)	(4,855)	(4,616)	(9,631)	(9,162)

Loss before income taxes	(7,755)	(7,416)	(18,031)	(17,562)

Taxes	--	--	--	--

Net loss	$(7,755)	$(7,416)	$(18,031)	$(17,562)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,500,000	18,500,000	18,500,000	18,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Statement of Stockholders’ Deficit

For the six months ended June 30, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	18,500,000	$18,500	$47,500	$(370,927)	$(304,927)
Net loss for the quarter ended - March 31, 2018	--	--	--	(10,146)	(10,146)
Balance at March 31, 2018	18,500,000	18,500	47,500	(381,073)	(315,073)
Net loss for the quarter ended - June 30, 2018	--	--	--	(7,416)	(7,416)
Balance at June 30, 2018	18,500,000	$18,500	$47,500	$(388,489)	$(322,489)

Balance December 31, 2018	18,500,000	$18,500	$47,500	$(403,389)	$(337,389)
Net loss for the quarter ended - March 31, 2019	--	--	--	(10,276)	(10,276)
Balance at March 31, 2019	18,500,000	18,500	47,500	(413,665)	(347,665)
Net loss for the quarter ended - June 30, 2019	--	--	--	(7,755)	(7,755)
Balance at June 30, 2019	18,500,000	$18,500	$47,500	$(421,420)	$(355,420)

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Cash Flows from Operating Activities
Net loss	$(18,031)	$(17,562)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,000	3,600
Changes in operating assets and liabilities:
Increase in accounts payable	100	--
Increase in accrued interest – related party	6,091	5,168
Increase in accrued interest	3,540	3,415
Net cash provided (used) by operating activities	(5,300)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	5,400	4,000
Net cash provided (used) by financing activities	5,400	4,000

Increase (decrease) in cash	100	(800)

Cash and cash equivalents at beginning of period	196	1,096

Cash and cash equivalents at end of period	$296	$296

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

WorldNet, Inc. of Nevada

Notes to the (Unaudited) Condensed Financial Statements

June 30, 2019

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2018 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for year ending December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000. The Company owed the shareholder $9,600 and $6,600 at June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, a shareholder loaned the Company $5,400. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2019 and December 31, 2018 were $156,700 and $151,300, respectively. Accrued interest at June 30, 2019 and December 31, 2018 was $59,491 and $53,400, respectively.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related and third parties to provide loans to fund operations and provide or pay for professional expenses. At June 30, 2019 we recorded cash of $296 compared to $196 at December 31, 2018. Our total liabilities increased to $355,716 at June 30, 2019 from $337,585 at December 31, 2018. This increase of total liabilities for the period primarily represents accounts payable, accounts payable – related party, notes payable – related party, accrued interest – related party and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $8,400 for the six months ended June 30, 2019 (“2019 six month period”) and $8,400 for the six months ended June 30, 2018 (“2018 six month period”). General and administrative expense was $2,900 for the three months ended June 30, 2019 (“2019 second quarter”) compared to $2,800 for the three months ended June 30, 2018 (“2018 second quarter”).

Total other expense increased to $9,631 for the 2019 six month period compared to $9,162 for the 2018 six month period. Total other expense increased to $4,855 for the 2019 second quarter compared to $4,616 for the 2018 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $18,031 for the 2019 six month period compared to $17,562 for the 2018 six month period. Our net loss increased to $ 7,755 for the 2019 second quarter compared to $7,416 for the 2018 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2019, we had notes payable to third parties of $88,500 with accrued interest of $40,025 and notes payable-related party of $156,700, with accrued interest of $59,491, owed to a more than 5% shareholder. During the six months ended June 30, 2019, the shareholder loaned the Company $5,400. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

During the 2019 six month period expenses of $3,000 were paid by a more than 5% shareholder. We recorded accounts payable-related party to this shareholder of $9,600 at June 30, 2019. We also recorded accounts payable of $1,400 owed to vendors for the 2019 six month period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

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

WORLDNET, INC. OF NEVADA

Date: August 6, 2019	By:	/s/ Brett D. Mayer
Brett D. Mayer
President and Director
Principal Financial Officer

